Form 10QSB
period 2007-03-31
VELCERA, INC.
filed 2007-05-14
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 000-51622

Velcera, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3327015 (I.R.S. Employer Identification No.)

201 Corporate Drive
Langhorne, Pennsylvania 19047-8007
(Address of principal executive offices)

(215) 579-7200
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2007, there were 12,039,804 shares of the issuer’s common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐No ☒

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006 and Period from September 24, 2002 (Inception) to March 31, 2007	3

	Unaudited Condensed Statement of Stockholders’ Equity (Deficiency) for the three months ended March 31, 2007	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and Period from September 24, 2002 (Inception) to March 31, 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 6	Exhibits	19

	Signatures	20

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the quarterly report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may”, “could”, “should”, “expect”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “predict” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 8-K filed on March 5, 2007.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,376,891	$367,245
Other current assets	49,122	14,625

Total current assets	8,426,013	381,870

Computer and office equipment, net	22,236	19,004
Other assets	-	18,062

Totals	$8,448,249	$418,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$681,709	$904,568
Notes payable - related party	69,532	-
Interest payable - related party	3,144	-
Due to former stockholders	40,874	-
Deferred revenue	-	50,000

Total liabilities	795,259	954,568

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized;
12,039,804 and 5,980,160 shares issued and outstanding	12,040	5,980
Additional paid-in capital	17,027,476	7,756,105
Deficit accumulated during the development stage	(9,386,526)	(8,297,717)

Total stockholders’ equity (deficiency)	7,652,990	(535,632)

Totals	$8,448,249	$418,936

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Period from September 24, 2002 (Inception) to March 31, 2007

Revenue	$50,000	$50,000	$300,000

Operating expenses:
Research and development	661,931	597,274	5,046,257
General and administrative	520,550	266,485	4,844,726

Totals	1,182,481	863,759	9,890,983

Loss from operations	(1,132,481)	(813,759)	(9,590,983)

Interest income	43,672	19,553	208,774
Interest expense	-	-	(4,317)

Net loss	$(1,088,809)	$(794,206)	$(9,386,526)

Basic and diluted net loss per common share	$(0.13)	$(0.14)

Weighted average common shares outstanding - basic and diluted	8,202,029	5,820,160

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited)
Three Months Ended March 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2007	5,980,160	$5,980	$7,756,105	$(8,297,717)	$(535,632)

Issuance of common stock through private placement at $1.87 per share, net of costs of $852,032	5,346,699	5,347	9,140,948		9,146,295

Anti-dilution shares issued to stockholders from 2004 private placement	711,005	711	(711)		-

Net shares issued by accounting acquirer in reverse acquisition	1,940	2	(2)		-

Stock-based compensation			131,136		131,136

Net loss				(1,088,809)	(1,088,809)

Balance at March 31, 2007	12,039,804	$12,040	$17,027,476	$(9,386,526)	$7,652,990

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2007	Three months ended March 31, 2006	Period from September 24, 2002 (Inception) to March 31, 2007
Cash flows from operating activities:
Net loss	$(1,088,809)	$(794,209)	$(9,386,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes			67,339
Charge for net liabilities assumed in connection with reverse merger	125,000		125,000
Stock-based compensation - restricted stock			600,529
Stock-based compensation - options	131,136	62,239	734,589
Depreciation	1,682	1,249	13,899
Changes in operating assets and liabilities:
Other current assets	(34,497)	(44,734)	(49,122)
Other assets	18,062
Accounts payable and accrued expenses	(234,309)	82,879	670,259
Deferred revenue	(50,000)	200,000	-

Net cash used in operating activities	(1,131,735)	(492,576)	(7,224,033)

Cash flows from investing activities:
Purchase of certificate of deposit	-		(4,500,000)
Proceeds from maturity of certificates of deposit	-		4,500,000
Purchase of equipment	(4,914)		(36,135)

Net cash used in investing activities	(4,914)	-	(36,135)

Cash flows from financing activities:
Proceeds from notes payable to related party			200,000
Repayment of notes payable to related party			(267,339)
Issuance of common stock to founders			3,259
Payments of deferred offering costs			(102,734)
Proceeds from private placements of common stock	9,146,295		15,803,873

Net cash provided by financing activities	9,146,295	-	15,637,059

Net increase (decrease) in cash and cash equivalents	8,009,646	(492,576)	8,376,891
Balance beginning of period	367,245	2,110,765	-

Balance-end of period	$8,376,891	$1,618,189	$8,376,891

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:

Velcera, Inc. (f/k/a Velcera Pharmaceuticals, Inc.) ("Velcera" or the "Company") was incorporated in the State of Delaware on September 24, 2002 as Veterinary Company, Inc. Velcera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. The Company’s currently licensed technology of buccal sprays is for the metered delivery of pharmaceutical products. This technology is being developed to create a metered dose oral spray to deliver therapeutic compounds to animals.

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in the Company’s Current Report on Form 8-K filed on March 5, 2007. The condensed balance sheet as of December 31, 2006 has been derived from the audited Financial Statements included in that Current Report on Form 8-K.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, acquiring licenses for its pharmaceutical compound pipeline, performing business and financial planning, performing research and development, and raising funds through the issuance of common stock. The Company has not generated significant revenues and, accordingly, the Company is considered to be in the development stage.

The Company has sustained operating losses since its inception and expects such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

On February 27, 2007, pursuant to an Agreement and Plan of Merger dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. This transaction is referred to throughout these financial statements as the “Merger”.  For accounting purposes, the Merger has been accounted for as a reverse acquisition with Velcera as the accounting acquirer (legal acquiree) and Denali as the accounting acquiree (legal acquirer).

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation for outstanding options and warrants totaled 3,390,955 and 610,720 at March 31, 2007 and December 31, 2006, respectively.

Stock-based compensation:

For the three months ended March 31, 2007 and 2006, the Company recognized stock-based employee compensation expense of $86,669 and $47,833, respectively, in accordance with SFAS 123(R).

For the three months ended March 31, 2007 and 2006, the Company recognized stock-based consulting expense of $44,467 and $14,406, respectively, related to stock options granted to non-employees. As of March 31, 2007, there was approximately $31,300 of unamortized consulting expense associated with the unvested options; this amount will be revalued at the end of each reporting period and the related amortization will be charged to operations through October 2009.

For the purpose of valuing options granted to employees and non-employees during the three months ended March 31, 2007 and 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Dividend Yield	0%	0%
Risk-free Interest Rate	4.54% - 4.90%	4.83%
Volatility	72.79% - 73.29%	70.07%
Expected Life - years	5	7

Volatility was calculated based on industry comparables at the dates of grant.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 2 - Related party transactions:

On August 14, 2005, Denali Sciences, Inc. (“Denali”), an affiliate of a significant stockholder of the Company (see Note 5), issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“PBI”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008, or earlier if certain events occur. The note was issued to PBI for future expenses that it has since paid on behalf of the Company. As of March 31, 2007 and December 31, 2006, the principal balance of this note was $31,310. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note was assumed by Velcera in connection with the reverse acquisition of Denali in February 2007 (see Note 5). In May 2007, this note was fully repaid.

On January 30, 2006, Denali issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009, or earlier if certain events occur. The note was issued to PBS for future expenses that it has since paid on behalf of Denali. As of March 31, 2007 and December 31, 2006, the principal balance of this note is $38,222 and $20,614, respectively. This note was assumed by Velcera in connection with the reverse acquisition of Denali in February 2007 (see Note 5). In May 2007, this note was fully repaid.

Administrative services:

In 2004, the Company became obligated to pay monthly fees for administrative services to PBI. The fees, which increased during 2004 from $400 per month to $750 per month, totaled $2,250, $2,250 and $24,700, respectively, for the three months ended March 31, 2007 and 2006 and the period from September 24, 2002 (inception) to March 31, 2007. The balance payable was $9,000 and $6,750 at March 31, 2007 and December 31, 2006, respectively.

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the reverse acquisition of Denali in February 2007 (see Note 5). On February 27, 2007, this agreement was terminated. As of March 31, 2007, the balance payable was $14,000. In May 2007, all amounts outstanding under this agreement were fully repaid.

Note 3 - Stockholders' Equity:

During the three months ended March 31, 2006, the Company granted 1,896 stock options under its stock option plan to a non-employee consultant with an exercise price of $3.50 per share. Each option granted has a 10 year term and vests over a three year period from the grant date.

During the three months ended March 31, 2007, the Company granted 40,000 stock options under its stock option plan to employees and non-employee consultants with an exercise price of $1.87 per share. 30,000 of the stock options granted during the three months ended March 31, 2007 were issued to consultants with a 5 year term and vested immediately. The remaining 10,000 stock options were granted to an employee with a 10 year term and vest equally over a three year period from grant date.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 3 - Stockholders' Equity (continued):

A summary of the Company’s stock option activity and related information is as follows:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	408,630	$2.07	369,163	$2.05
Granted	40,000	$1.87	1,896	$3.50
Outstanding at end of period	448,630	$2.05	371,059	$2.06
Options exercisable	236,660	$2.42	122,665	$2.10
Weighted-average fair value of options granted during the period		$0.84		$0.89

The weighted average remaining contractual life of options outstanding and exercisable at March 31, 2007 is 7.612 and 7.502 years, respectively. The weighted average fair value of options outstanding as of March 31, 2007 is approximately $1.63 per option, as determined using the Black-Scholes option pricing model.

The intrinsic value of the stock options outstanding and exercisable as of March 31, 2007 was $171,811 and $128,147, respectively.

As of March 31, 2007, total employee compensation expense related to non-vested options not yet recognized totaled approximately $422,000. The weighted-average remaining requisite service period of the unvested options was approximately 1 year.

Note 4 - Private Placement:

On February 27, 2007, the Company completed a private placement whereby the Company raised gross proceeds of approximately $9,998,327 ($9,146,295 net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for five years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

In connection with the Offering, the Company entered into a placement agency agreement, as amended, pursuant to which the Company agreed to pay the placement agent for its services, compensation in the form of (a) cash commissions equal to 7% of the gross proceeds from the Offering and (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of five years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, Velcera reimbursed the placement agent for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and has indemnified the placement agent for certain liabilities, including liabilities under the Securities Act.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 4 - Private Placement (continued):

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). To avoid penalties, the Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007.

Velcera provided weighted average anti-dilution protection to those investors who invested in Velcera’s offering of common stock that closed in 2004 covering an aggregate of 2,031,634 shares of common stock (the “2004 Velcera Offering”), in the event Velcera sells common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than the $3.50 per share, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). As a result of the Offering, the 2004 Anti-Dilution Rights resulted in the Company issuing 711,005 shares of common stock to investors who invested in the 2004 Velcera Offering.

Note 5 - Merger agreement:

On February 27, 2007, pursuant to The Merger Agreement, Velcera merged with and into MergerCo, a wholly owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. Simultaneously with the Merger, Denali filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which Velcera, Denali’s wholly-owned subsidiary pursuant to the Merger Agreement, merged with and into Denali with Denali remaining as the surviving corporation to that merger. In connection with that short-form merger, and as set forth in the Certificate of Ownership, Denali changed its name to “Velcera, Inc.”

At the effective time of the Merger, the legal existence of MergerCo ceased and all of the shares of Velcera common stock (the “Velcera Common Stock”) that were outstanding immediately prior to the Merger were cancelled. Simultaneously, Denali issued to the former holders of Velcera Common Stock in consideration of their Velcera Common Stock, an aggregate of 12,037,864 shares of Denali’s common stock, representing the aggregate outstanding shares of Velcera Common Stock immediately prior to the Merger. In addition, all securities convertible or exercisable into shares of Velcera Common Stock outstanding immediately prior to the Merger were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 3,390,955 shares of common stock of the Company after the Merger.

Immediately following the effective time of the Merger and pursuant to the respective terms of the Merger Agreement, Denali redeemed 123,060 shares of common stock held by various stockholders of Denali in exchange for $125,000 less Denali’s liabilities as of the closing date (the “Redemption”). As of March 31, 2007, the Redemption amunt due to such former stockholders is $40,874. Following the Redemption, 1,940 shares of common stock held prior to the Merger by Denali’s other stockholders remained issued and outstanding. As a part of the Merger, Velcera assumed $84,126 of liabilities from Denali (net of cash acquired totaling $3,126). The aggregate total of $125,000 in assumed net liabilities and Redemption amount due to former stockholders has been expensed in the three months ended March 31, 2007.

For accounting purposes, the Merger has been accounted for as a reverse acquisition with Velcera as the accounting acquirer (legal acquiree) and Denali as the accounting acquiree (legal acquirer).

VELCERA, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 6 - Subsequent Events

In April 2007, the Company entered into a new 62 month operating lease agreement with an unrelated party for office space with a commencement date of July 1, 2007. The aggregate base rent for the entirety of this lease amounts to $371,536.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The statements contained in this Quarterly Report on From 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions, or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis or Plan of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement.

Overview

We are developing a transmucosal oral mist drug delivery technology for use in companion animals. This innovative delivery technology called “PromistTM” may address unmet needs for improved convenience and compliance in the growing pet pharmaceutical market. We are developing two new pet medicines based upon known drugs and the PromistTM technology with expected international approval dates ranging from 2008 to 2011. In parallel with this product development, we are pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams.

Studies are underway on two such opportunities.
1.
VEL-504-PromistTM, is a potential new patent-protected product in the canine pain management category. Within an estimated global category of approximately $320 million per year, our product would be unique in convenience, speed of absorption and formulation differentiation.

2.
VEL-502-PromistTM, is a potential new patent-protected veterinary product for the treatment of allergic dermatitis in canines. The options for treating canine allergies are very limited and rely largely upon immunosuppressive drugs, e.g., steroids.   VEL-502 is a commonly used human health drug with low bioavailability in canines when administered in conventional forms. However, our studies with PromistTM administration indicate the amount of drug in the blood stream increased by approximately 30 fold compared to conventional tablet administration.

We are also seeking strategic partners for the sub-licensing of PromistTM technology for deployment with patented animal health compounds that could benefit from any of multiple advantages afforded by the technology. These potential advantages include: (a) increased dosing convenience, (b) improved assurance of dosing, (c) increased bioavailability due to avoidance of the first pass liver metabolism, (d) more rapid drug absorption, and (e) extended product lifecycle opportunities via patented novel delivery.

In 2004, we entered into a worldwide 20-year license agreement for the exclusive rights to use the intellectual property protection held by NovaDel, which includes several issued patents with respect to its transmucosal oral spray technology for the delivery of compounds to treat animals. Pursuant to the terms of the license agreement, NovaDel granted us the exclusive worldwide right to develop and commercialize its metered dose transmucosal oral spray technology for the treatment, prevention, or diagnosis of diseases in non-human mammals.

Results of Operations

Three Months Ended March 31, 2007 and 2006

General and administrative expenses: For the three months ended March 31, 2007, general and administrative expense was $520,550 compared to $266,485 for the three months ended March 31, 2006, representing an increase of $254,065. This increase is mainly attributable to the following: (1) a $125,000 charge pertaining to the acquisition of Denali Sciences Inc. in connection with the Merger, (2) an increase of approximately $84,000 in professional fees in connection with becoming a public reporting company and the Merger, and (3) an increase of approximately $66,000 in recruiting fees in connection with our search for a full-time Chief Financial Officer.

Research and development expenses: For the three months ended March 31, 2007, research and development expense was $661,931 compared to $597,274 for the three months ended March 31, 2006, representing an increase of $64,657. Research and development expense primarily consists of development costs and patent legal fees associated with the PromistTM technology. This increase in research and development expense was mainly caused by reduced formulation expenses which were fully offset by increased expenditures pertaining to the advancement of the VEL-502 and VEL-504 compounds.

Net Loss: For the three months ended March 31, 2007 our net loss was $1,088,809 compared to a net loss of $794,206 for the three months ended March 31, 2006. This increased net loss of $294,603 is primarily related to higher general and administrative expenses in connection with the Merger and becoming a public reporting company.

Liquidity and Capital resources

From inception to March 31, 2007, we have incurred an aggregate net loss of $9,386,526 and negative cash flows from operating activities of $7,224,033, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from inception through March 31, 2007 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below). Total cash and cash equivalents as of March 31, 2007 was $8,376,891. We believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

   Recent Financings

Contemporaneously with the closing of the Merger, we completed a private placement offering in February 2007 whereby we raised gross proceeds of approximately $9,998,327  ($9,146,295 Net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for five years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor is entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

In connection with the Offering, we entered into a placement agency agreement with Maxim Group, LLC (“Maxim”), as amended pursuant to which we agreed to pay to Maxim for its services, compensation in the form of (a) cash commissions equal to 7% of the gross proceeds from the Offering and (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of five years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, we reimbursed Maxim for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and has indemnified Maxim for certain liabilities, including liabilities under the Securities Act.

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007.

We have agreed to make such filings as are necessary to keep the Registration Statement effective until the date on which all of the shares of common stock held by each investor are fully saleable pursuant to Rule 144 or its other subsections (or any successor thereto) under the Securities Act.   We have also agreed to file any additional Registration Statements necessary to cover any additional shares of common stock issuable pursuant to any adjustments in the warrants and to cover any shares issuable upon payment of dividends in shares of common stock.

We will bear the registration expenses (exclusive of transfer taxes, underwriters’ discounts and commission) of all such registrations required in connection with the Offering; all reasonable costs related to the sale of common stock held by the investors in the Offering under Rule 144, as well as all reasonable fees and expenses of counsel to such investors up to $10,000 in an aggregate amount with respect to the review of any Registration Statement.

We have also provided investors in the Offering with corporate anti-dilution protection in the event of (a) a stock dividend or distribution payable in shares of capital stock (b) a subdivision of outstanding common stock into a larger number of shares, (c) a combination of outstanding common stock into a smaller number of shares or (d) the issuance by reclassification of common stock of any shares of capital stock.

We provided weighted average anti-dilution protection to those investors who invested in our offering of common stock that closed in 2004 covering an aggregate of 2,031,634 shares of common stock (the “2004 Offering”), in the event we sell common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than $3.50 per share, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). Pursuant to the 2004 Anti-Dilution Rights, we issued 711,005 shares of common stock to investors who invested in the 2004 Offering on February 27, 2007.

Future Financing Needs

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2007, all of our financing has been through private placements of common stock. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $6.0 million, including manufacturing process and scale-up and internal salary’s for fully devoted R&D staff. We will need approximately $2.5 million for general and administrative expenses during the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•      the progress of research activities;

•     the number and scope of research programs;

•     the progress of pre-clinical and clinical development activities;

•     the progress of the development efforts of parties with whom we may enter into research and development agreements;

•     the amount of sub-licensing revenue earned;

•     our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•     the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•     the cost and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner then planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Plan of Operation

Our plan of operation for the period from April 1, 2007 through March 31, 2008 is to continue implementing our business strategy, including the clinical development of our two product candidates. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses.

As part of our planned expansion, we anticipate hiring up to 3 additional full-time employees devoted to research and development activities and up to 2 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at the current and desired pace of clinical development our two product candidates, during the next 12 months we expect to spend approximately $6.0 million on clinical development and research and development activities and expend approximately $2.5 million on general and administrative expenses and $120 thousand on rent.

Research and Development Projects

VEL-504- PromistTM

We have entered our first PromistTM-based pharmaceutical product into full development utilizing the VEL-504 active ingredient. This active ingredient is approved for use in dogs in all major country markets in the pain management therapeutic category.

A product formulation has been selected and a contract manufacturer is preparing for production of supplies to support clinical trials in mid-2007. Regulatory plans have been established and meetings have been held with the regulatory authorities in the United States, European Union, Australia and New Zealand. Because VEL-504 is expected to show bioequivalence with the commercial pioneer product, the regulatory hurdles may be reduced in some countries. In the United States, we have initiated the work to complete the requirements for a full NADA.

VEL-502 PromistTM

The second planned product to be delivered by PromistTM technology contains an approved human drug, VEL-502, for use in treating allergic dermatitis in dogs. We conducted two pilot field efficacy trials with VEL-502-PromistTM in client-owned dogs. The first trial was for 28 days in a non-blinded design. The favorable results of this trial led us to conduct a second trial for 35 days in a blinded, placebo-controlled design

The results of the clinical trials indicate that VEL-502 administered via Promist™ is effective in controlling pruritus in dogs with allergic dermatitis as a sole therapy for a clinically significant period. It also suggests that there may be a portion of dogs with allergies where periodic concomitant therapy may be beneficial depending on the severity of the allergic condition and the degree of exposure to allergens of each individual dog. We now have VEL-502 in full development.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Research and development

Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development are expensed as incurred, we measure and record prepaid assets or accrue expenses on a quarterly basis for such activities based on the work performed under the contracts. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date. These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record them as incurred.

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the three months ended March 31, 2007 which includes 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

Effective January 1, 2006, we account for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). The initial non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of our common stock and amortized to consulting expense over the related vesting period. Prior to January 1, 2006, we accounted for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123 and EITF No. 96-18.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of March 31, 2007, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and treasurer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and treasurer concluded that our disclosure controls and procedures as of that date were effective. Our chief executive officer and treasurer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to our current report on Form 8-K filed on March 5, 2007 for information concerning our merger with Denali Acquisition Corp. and subsequent merger with Denali Sciences, Inc., each of which became effective on February 27, 2007 (the “Merger Transaction”). Stockholders holding a majority of our outstanding common stock approved the Merger Transaction by written consent on February 2, 2007.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELCERA, INC.

Date: May 11, 2007	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ John J. Knox
John J. Knox
Treasurer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.