Form 10QSB/A
period 2007-03-31
VELCERA, INC.
filed 2007-08-14
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Velcera’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 is being filed to reflect revisions to the unaudited condensed financial statements, certain notes thereto, and management’s discussion and analysis or plan of operation for the three months ended March 31, 2007 for the adjustment of $125,000 of liabilities assumed in the Company’s recapitalization, as more fully described in Note 6, from an expense to additional paid-in capital. On February 27, 2007, pursuant to a merger agreement dated January 30, 2007, we merged with and into Denali Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc., which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. In connection with the recapitalization, we assumed certain liabilities totaling $125,000. The Company treated these costs as merger costs and expensed them as part of the transaction. Upon further review of the transaction, the Company has adjusted these costs to account for them as a reduction of additional paid-in capital. The net result of this restatement for the three month period ended March 31, 2007 is a reduction of the previously reported net loss of $1,088,809 or $(0.13) per basic and diluted net loss per common share by $125,000 to $963,809 or $(0.12) per basic and diluted net loss per common share. The Company adjusted the condensed statements for the period from September 24, 2002 (Inception) to March 31, 2007. There is a corresponding $125,000 reduction in the reported amount of the accumulated deficit and additional paid-in capital. There is no effect on the reported total equity.

In addition, the Company restated the December 31, 2006 balance sheet for an overstatement of non-cash stock-based compensation for the incorrect accounting for stock-based compensation. This is not a stock option back-dating issue. This was an incorrect calculation in which the Company overstated an expense by $333,000 associated with a modification of an option price on an option grant to officers of the Company increasing the option price from $.70 to $3.50 and the associated issuance of restricted stock. The impact of this change was to decrease the accumulated deficit and additional paid-in capital from the as reported numbers of $9,386,526 and $17,027,476, respectively, by $333,000 to account for this non-cash overstatement of expense in the previous year. There is no effect on the total reported equity.

The adjustments discussed above are a correction of an overstatement of expenses and do not affect the Company’s cash position or prospects.

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1	Condensed Balance Sheets as of March 31, 2007 (unaudited) (restated) and December 31, 2006 (restated)	2
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 (restated) and 2006 and Period from September 24, 2002 (Inception) to March 31, 2007(restated)	3
	Unaudited Condensed Statement of Stockholders’ Equity (Deficiency) for the three months ended March 31, 2007 (restated)	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 (restated) and 2006 and Period from September 24, 2002 (Inception) to March 31, 2007 (restated)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	12
Item 3	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 6	Exhibits	19
	Signatures	20

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the quarterly report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may”, “could”, “should”, “expect”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “predict” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our registration statement on SB-2/A filed on August 14, 2007.

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

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2007 (Unaudited) (Restated)	December 31, 2006 (See Note 1) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,376,891	$367,245
Other current assets	49,122	14,625

Total current assets	8,426,013	381,870

Computer and office equipment, net	22,236	19,004
Other assets	-	18,062
Totals	$8,448,249	$418,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$681,709	$904,568
Notes payable - related party	69,532	-
Interest payable - related party	3,144	-
Due to former stockholders	40,874	-
Deferred revenue	-	50,000
Total liabilities	795,259	954,568

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized;
12,039,804 and 5,980,160 shares issued and outstanding	12,040	5,980
Additional paid-in capital	16,569,476	7,423,105
Deficit accumulated during the development stage	(8,928,526)	(7,964,717)
Total stockholders’ equity (deficiency)	7,652,990	(535,632)
Totals	$8,448,249	$418,936

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2007 (Restated)	Three months ended March 31, 2006	Period from September 24, 2002 (Inception) to March 31, 2007 (Restated)

Revenue	$50,000	$50,000	$300,000

Operating expenses:
Research and development	661,931	597,274	5,046,257
General and administrative	395,550	266,485	4,386,726

Totals	1,057,481	863,759	9,432,983

Loss from operations	(1,007,481)	(813,759)	(9,132,983)

Interest income	43,672	19,553	208,774
Interest expense	-	-	(4,317)

Net loss	$(963,809)	$(794,206)	$(8,928,526)

Basic and diluted net loss per common share	$(0.12)	$(0.14)

Weighted average common shares outstanding – basic and diluted	8,202,029	5,820,160

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited)
Three Months Ended March 31, 2007 (Restated)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2007	5,980,160	$5,980	$7,423,105	$(7,964,717)	$(535,632)

Issuance of common stock through private placement at $1.87 per share, net of costs of $852,032 on February 27, 2007	5,346,699	5,347	9,140,948	-	9,146,295

Anti-dilution shares issued to stockholders from 2004 private placement	711,005	711	(711)	-	-

Net liabilities assumed as part of recapitalization			(125,000)		(125,000)

Net shares issued by accounting acquirer in reverse acquisition	1,940	2	(2)	-	-

Stock-based compensation	-	-	131,136	-	131,136

Net loss	-	-	-	(963,809)	(963,809)
Balance at March 31, 2007	12,039,804	$12,040	$16,569,476	$(8,928,526)	$7,652,990

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2007 (Restated)	Three months ended March 31, 2006	Period from September 24, 2002 (Inception) to March 31, 2007 (Restated)
Cash flows from operating activities:
Net loss	$(963,809)	$(794,206)	$(8,928,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes			67,339
Stock-based compensation - restricted stock	-	-	343,866
Stock-based compensation - options	131,136	62,239	658,252
Depreciation	1,682	1,249	13,899
Changes in operating assets and liabilities:
Other current assets	(34,497)	(44,737)	(49,122)
Other assets	18,062	-	-
Accounts payable and accrued expenses	(234,309)	82,879	670,259
Deferred revenue	(50,000)	200,000	-
Net cash used in operating activities	(1,131,735)	(492,576)	(7,224,033)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificates of deposit	-	-	4,500,000
Purchase of equipment	(4,914)	-	(36,135)
Net cash used in investing activities	(4,914)	-	(36,135)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	-	200,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock to founders	-	-	3,259
Payments of deferred offering costs	-	-	(102,734)
Proceeds from private placements of common stock	9,146,295	-	15,803,873
Net cash provided by financing activities	9,146,295	-	15,637,059

Net increase (decrease) in cash and cash equivalents	8,009,646	(492,576)	8,376,891
Beginning of period	367,245	2,110,765	-
End of period	$8,376,891	$1,618,189	$8,376,891

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

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in our current report on Form 8-K/A filed on August 14, 2007. The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements included in our current report on Form 8-K/A filed on August 14, 2007.

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

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali. The net assets and liabilities have been included in the balance sheet at their book values. No intangibles were recorded as part of the transaction. This transaction is referred to throughout these financial statements as the “Recapitalization”.

VELCERA, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 1 – Business, basis of presentation and summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation was for outstanding options and warrants totaled 3,390,955 and 610,720 at March 31, 2007 and December 31, 2006, respectively.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 2 – Restatement:

The Company has restated its unaudited condensed financial statements, certain notes thereto, and management’s discussion and analysis or plan of operations for the three months ended March 31, 2007 for the adjustment of $125,000 of liabilities assumed in the Company’s recapitalization, as more fully described in Note 6, from an expense to additional paid-in capital. On February 27, 2007, pursuant to a merger agreement dated January 30, 2007, we merged with and into Denali Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc., which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. In connection with the recapitalization, we assumed certain liabilities totaling $125,000. The Company treated these costs as merger costs and expensed them as part of the transaction. Upon further review of the transaction, the Company has adjusted these costs to account for them as a reduction of additional paid-in capital. The net result of this restatement for the three month period ended March 31, 2007 is a reduction of the previously reported net loss of $1,088,809 or $(0.13) per basic and diluted net loss per common share by $125,000 to $963,809 or $(0.12) per basic and diluted net loss per common share. The Company adjusted the condensed statements for the period from September 24, 2002 (Inception) to March 31, 2007. There is a corresponding $125,000 reduction in the reported amount of the accumulated deficit and additional paid-in capital. There is no effect on the reported total equity.

In addition, the Company restated its December 31, 2006 balance sheet for an overstatement of a non-cash stock-based compensation for the incorrect accounting for stock-based compensation. This is not a stock option back-dating issue. This was an incorrect calculation in which the Company overstated an expense by $333,000 associated with a modification of an option price on an option grant to officers of the Company increasing the option price from $.70 to $3.50 and the associated issuance of restricted stock. The impact of this change was to decrease the accumulated deficit and additional paid-in capital from the as reported numbers of $9,386,526 and $17,027,476, respectively, by $333,000 to account for this non-cash overstatement of expense in the previous year. There is no effect on the total reported equity.

Balance sheet	As Reported	Restated
Additional paid-in capital	17,027,476	16,569,476
Accumulated deficit	(9,386,526)	(8,928,526)
Total equity	7,652,990	7,652,990

Statement of Operations
General and administrative expense	520,550	395,550
Loss from operations	(1,132,481)	(1,007,481)
Net Loss	(1,088,809)	(963,809)
Basic and diluted loss per common share	(0.13)	(0.12)

Note 3 – Related party transactions:

Promossary note:

On August 14, 2005, Denali, an affiliate of a significant stockholder of the Company (See Note 6), issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“PBI”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008, or earlier if certain events occur. The note was issued to PBI for future expenses that it has since paid on behalf of the Company. As of March 31, 2007 and December 31, 2006, the principal balance of this note was $31,310. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note was assumed by Velcera in connection with the acquisition of Denali in February 2007 (see Note 6). In May 2007, this note was fully repaid.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 3 – Related party transactions (continued):

On January 30, 2006, Denali issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009, or earlier if certain events occur. The note was issued to PBS for future expenses that it has since paid on behalf of Denali. As of March 31, 2007 and December 31, 2006, the principal balance of this note is $38,222 and $20,614, respectively. This note was assumed by Velcera in connection with the acquisition of Denali in February 2007 (see Note 6). In May 2007, this note was fully repaid.

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

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the acquisition of Denali in February 2007 (see Note 6). On February 27, 2007, this agreement was terminated. As of March 31, 2007, the balance payable was $14,000. In May 2007, all amounts outstanding under this agreement were fully repaid.

Note 4 – Stockholders' Equity:

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

Note 4 – Stockholders' Equity (Continued):

The weighted average remaining contractual life of options outstanding and exercisable at March 31, 2007 is 7.612 and 7.502 years, respectively. The weighted average fair value of options outstanding as of March 31, 2007 is approximately $1.63 per option, as determined using the Black-Scholes option pricing model.

As of March 31, 2007, total employee compensation expense related to non-vested options not yet recognized totaled approximately $128,000. The weighted-average remaining requisite service period of the unvested options was approximately 1 year

Note 5 – Private Placement:

On February, 27 2007, the Company completed a private placement whereby the Company raised gross proceeds of approximately $9,998,327 ($9,146,295 net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for 5 years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 6 – Recapitalization (continued):

On February 27, 2007, pursuant to The Merger Agreement, Velcera merged with and into MergerCo, a wholly owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. On February 27, 2007 and immediately following the Recapitalization, the

Company completed a short-form merger with Denali, whereby Velcera was merged with and into Denali, and changed Denali’s name to Velcera, Inc.

At the effective time of the Recapitalization, the legal existence of MergerCo ceased and all of the shares of Velcera common stock (the “Velcera Common Stock”) that were outstanding immediately prior to the Recapitalization were cancelled. Simultaneously, Denali issued to the former holders of Velcera Common Stock in consideration of their Velcera Common Stock, an aggregate of 12,037,864 shares of Denali’s common stock, representing the aggregate outstanding shares of Velcera Common Stock immediately prior to the Recapitalization. In addition, all securities convertible or exercisable into shares of Velcera Common Stock outstanding immediately prior to the Recapitalization were cancelled and the holders thereof received similar securities for the purchase of an aggregate of 3,390,955 shares of common stock of the Company after the Recapitalization.

Immediately following the effective time of the Recapitalization and pursuant to the terms of the Merger Agreement, Denali redeemed 123,060 shares of common stock held by various stockholders of Denali in exchange for $125,000 less Denali’s liabilities as of the closing date (the “Redemption”). As of March 31, 2007, the Redemption amount due to such former stockholders is $40,874. Following the Redemption, 1,940 shares of common stock held prior to the Recapitalization by Denali’s other stockholders remained issued and outstanding. As a part of the Recapitalization, Velcera assumed $84,126 of liabilities from Denali (net of cash acquired totaling $3,126).

For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali as of the date of the Recapitalization. The net assets and liabilities have been recorded initially at their book values. No intangibles were recorded as part of the transaction.

Note 7 – Subsequent Events

In April 2007, the Company entered into a new 62 month operating lease agreement with an unrelated party for office space with a commencement date of July 1, 2007. The aggregate base rent for the entirety of this lease amounts to $371,536.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The statements contained in this Quarterly Report on From 10-QSB/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions, or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis or Plan of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

General and administrative expenses: For the three months ended March 31, 2007, general and administrative expense was $395,550 compared to $266,485 for the three months ended March 31, 2006, representing an increase of $129,065. This increase is mainly attributable to the following: (1) an increase of approximately $84,000 in professional fees in connection with becoming a public reporting company and our recapitalization, and (2) an increase of approximately $66,000 in recruiting fees in connection with our search for a full-time Chief Financial Officer.

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

Net Loss: For the three months ended March 31, 2007 our net loss was $963,809 compared to a net loss of $794,206 for the three months ended March 31, 2006. This increased net loss of $169,603 is primarily related to higher general and administrative expenses in connection with becoming a public reporting company.

Liquidity and Capital resources

From inception to March 31, 2007, we have incurred an aggregate net loss of $8,928,526 and negative cash flows from operating activities of $7,224,033, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

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

  Recent Financings

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007, Velcera merged with and into Denali Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. This transaction is referred to herein as the “Recapitalization”.  Contemporaneously with the closing of the Recapitalization, we completed a private placement offering in February 2007 whereby we raised gross proceeds of approximately $9,998,327 ($9,146,295 net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for five years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor is entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

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

VEL-504 PromistTM

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

Effective January 1, 2006, we account for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). The initial non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of our common stock and amortized to consulting expense over the related vesting period. Prior to January 1, 2006, we accounted for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123 and EITF No. 96-18.

Item 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of March 31, 2007. That conclusion was based on the fact that, during the second quarter of 2007, the Company identified material weaknesses in its internal control over recording of (i) an expense associated with the modification of stock options granted to employees and (ii) the incorrect characterization as an expense of certain liabilities in connection with the Company’s recapitalization.

Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weaknesses are related to weaknesses in certain financial controls associated with the Company’s ability to identify and apply the correct generally accepted accounting principles as they pertain to (i) the modification of options and the associated stock-based compensation expense and (ii) the incorrect characterization as an expense of certain liabilities in connection with the Company’s recapitalization. The material weakness related to stock-based compensation expense is not a stock option back-dating issue. This is an incorrect calculation in which the Company overstated an expense by $333,000 associated with a modification of an option price on an option grant to officers of the Company increasing the option price from $.70 to $3.50 and the associated issuance of restricted stock. The material weakness related to the assumption of certain liabilities in connection with the Company’s recapitalization resulting from the Company’s treatment of the liabilities as merger costs and expensing them as part of the transaction. Upon further review of the transaction, the Company has adjusted these costs to account for them as a reduction of additional paid-in capital. The net result of this restatement for the three month period ended March 31, 2007 is a reduction of the previously reported net loss of $1,088,809 or $(0.13) per basic and diluted net loss per common share by $125,000 to $963,809 or $(0.12) per basic and diluted net loss per common share. The Company adjusted the condensed statements for the period from September 24, 2002 (Inception) to March 31, 2007. There is a corresponding $125,000 reduction in the reported amount of the accumulated deficit and additional paid-in capital. There is no effect on the reported total equity.

The material weaknesses identified by the Company related to the failure of the accounting personnel to identify the proper guidance under generally accepted accounting principles. Additionally, the review process did not detect the errors prior to the issuance of the financial statements.

Changes in Internal Control Over Financial Reporting

In May 2007, we began the remediation of the material weaknesses in our internal controls over financial reporting relating to the above noted weaknesses through the retention of a new chief financial officer with experience in these matters. Our new chief financial officer will provide an additional level of financial review. We will closely monitor the effectiveness of our additional review procedures and will make further changes as management deems appropriate. During the three months ended March 31, 2007, there were no changes to the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to our current report on Form 8-K/A filed on August 14, 2007 for information concerning our merger with Denali Acquisition Corp. and subsequent merger with Denali Sciences, Inc., each of which became effective on February 27, 2007. Stockholders holding a majority of our outstanding common stock approved the mergers by written consent on February 2, 2007.

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

VELCERA, INC.

Date: August 14, 2007	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.