Form 10QSB
period 2007-06-30
VELCERA, INC.
filed 2007-08-14
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

As of August 14, 2007 there were 12,039,804 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	2

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2007 and 2006	3

	Unaudited Condensed Statements of Operations for the six months ended June 30, 2007 and 2006 and Period from September 24, 2002 (Inception) to June 30, 2007.	4

	Unaudited Condensed Statement of Stockholders’ Equity (Deficiency) for the six months ended June 30, 2007	5

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and Period from September 24, 2002 (Inception) to June 30, 2007	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

Item 3	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 6	Exhibits	22

	Signatures	23

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the quarterly report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may”, “could”, “should”, “expect”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “predict” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our registration statement on Form SB-2/A filed on August 14, 2007.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,930,747	$367,245
Unbilled revenue	363,999	-
Other current assets	80,643	14,625

Total current assets	8,375,389	381,870

Computer and office equipment, net	25,683	19,004
Other assets	0	18,062

Totals	$8,401,072	$418,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$641,595	$904,568
Deferred revenue	153,840	50,000

Total current liabilities	795,435	954,568

Deferred revenue - long term	596,160	-

Total liabilities	1,391,595	954,568

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 75,000,000 shares authorized;
12,039,804 and 5,980,160 shares issued and outstanding	12,040	5,980
Additional paid-in capital	16,660,908	7,423,105
Deficit accumulated during the development stage	(9,663,471)	(7,964,717)

Total stockholders’ equity (deficiency)	7,009,477	(535,632)

Totals	$8,401,072	$418,936

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006

Revenue	$765,324	$50,000

Operating expenses:
Research and development	994,726	755,032
General and administrative	601,979	253,433

Total operating expenses	1,596,705	1,008,465

Loss from operations	(831,381)	(958,465)

Interest income	96,436	16,781

Net loss	$(734,945)	$(941,684)

Basic and diluted net loss per common share	$(0.06)	$(0.16)

Weighted average common shares outstanding - basic and diluted	12,039,804	5,872,907

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Period from September 24, 2002 (Inception) to June 30, 2007

Revenue	$815,324	$100,000	1,065,324

Operating expenses:
Research and development	1,656,657	1,352,306	6,040,983
General and administrative	997,529	519,921	4,988,705

Total operating expenses	2,654,186	1,872,227	11,029,688

Loss from operations	(1,838,862)	(1,772,227)	(9,964,364)

Interest income	140,108	36,334	305,210
Interest expense	-	-	(4,317)

Net loss	$(1,698,754)	$(1,735,893)	$(9,663,471)

Basic and diluted net loss per common share	$(0.17)	$(0.30)

Weighted average common shares outstanding - basic and diluted	10,131,518	5,846,679

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited)
Six Months Ended June 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2007	5,980,160	$5,980	$7,423,105	$(7,964,717)	$(535,632)

Issuance of common stock through private placement at $1.87 per share, net of costs of $857,720 on February 27, 2007	5,346,699	$5,347	9,135,260	-	9,140,607

Anti-dilution shares issued to stockholders from 2004 private placement	711,005	$711	(711)	-	-

Net liabilities assumed as part of recapitalization	-	-	(125,000)	-	(125,000)

Net shares issued by accounting acquirer in reverse acquisition	1,940	$2	(2)	-	-

Stock-based compensation	-	-	228,256	-	228,256

Net loss	-	-	-	(1,698,754)	(1,698,754)

Balance at June 30, 2007	12,039,804	$12,040	$16,660,908	$(9,663,471)	$7,009,477

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Six months Ended June 30, 2007	Six months ended June 30, 2006	Period from September 24, 2002 (Inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(1,698,754)	$(1,735,893)	$(9,663,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes	-	-	67,339
Stock-based compensation - restricted stock	-	343,337	343,866
Stock-based compensation - options	228,256	112,598	755,372
Depreciation and amortization	3,639	2,660	15,856
Changes in operating assets and liabilities:
Unbilled revenue	(363,999)	-	(363,999)
Other current assets	(66,018)	29,980	(80,641)
Other assets	18,062	(21,995)	-
Accounts payable and accrued expenses	(387,973)	180,609	516,595
Deferred revenue	700,000	150,000	750,000

Net cash used in operating activities	(1,566,787)	(938,704)	(7,659,085)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificates of deposit	-	-	4,500,000
Purchase of equipment	(10,318)	(165)	(41,539)

Net cash used in investing activities	(10,318)	(165)	(41,539)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	-	200,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock to founders		-	3,259
Payments of deferred offering costs	(105,340)	-	(108,422)
Proceeds from private placements of common stock	9,245,947	-	15,803,873

Net cash provided by financing activities	9,140,607	-	15,631,371

Net increase (decrease) in cash and cash equivalents	7,563,502	(938,869)	-
Beginning of period	367,245	2,110,765	7,930,747

End of period	$7,930,747	$1,171,896	$7,930,747

Supplemental schedule of non-cash financing activities:
Net liabilities assumed as part of recapitalization	$125,000	$-	$125,000

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

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in our current report on Form SB-2/A filed on August 14, 2007. The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements included in our current report on Form SB-2/A filed on August 14, 2007.

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

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali. The net assets and liabilities have been included in the balance sheet at their book values. No intangibles were recorded as part of this transaction. This transaction is referred to throughout these financial statements as the “Recapitalization”.

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation were for outstanding options and warrants totaled 3,965,955 and 610,720 at June 30, 2007 and December 31, 2006, respectively.

Stock-based compensation:

For the three and six months ended June 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $90,645 and $177,314, $60,062 and $111,882 respectively, in accordance with SFAS 123(R).

For the three and six months ended June 30, 2007 and 2006, the Company recognized stock-based consulting expense of $6,474 and $50,942, $716 and $716, respectively, related to stock options granted to non-employees. As of June 30, 2007, there was approximately $20,000 of unamortized consulting expense associated with the unvested options; this amount will be revalued at the end of each reporting period and the related amortization will be charged to operations through October 2009.

For the purpose of valuing options granted to employees and non-employees during the six months ended June 30, 2007 and 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2007	Six months ended June 30, 2006
Dividend Yield	0%	0%
Risk-free Interest Rate	4.54% - 4.90%	4.83%
Volatility	73.29-77.21%	70.07%
Expected Life - years	5	7

Volatility was calculated based on industry comparables at the dates of grant.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 2 - Related party transactions:

Promissory note:

On August 14, 2005, Denali, an affiliate of a significant stockholder of the Company (See Note 5), issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“PBI”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008, or earlier if certain events occur. The note was issued to PBI for future expenses that it paid on behalf of the Company. As of December 31, 2006, the principal balance of this note was $31,310. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note was assumed by Velcera in connection with the acquisition of Denali in February 2007 (see Note 5). In May 2007, this note was fully repaid.

On January 30, 2006, Denali issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009, or earlier if certain events occur. The note was issued to PBS for future expenses that it has since paid on behalf of Denali. As of December 31, 2006, the principal balance of this note was $20,614. This note was assumed by Velcera in connection with the acquisition of Denali in February 2007 (see Note 5). In May 2007, this note was fully repaid.

Administrative services:

In 2004, the Company became obligated to pay monthly fees for administrative services to PBI. The fees, which increased during 2004 from $400 per month to $750 per month, totaled $2,250, $4,500 and $24,700, respectively, for the six months ended June 30, 2007 and 2006 and the period from September 24, 2002 (inception) to June 30, 2007. This agreement has been terminated.

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the acquisition of Denali in February 2007 (see Note 5). On February 27, 2007, this agreement was terminated. In May 2007, all amounts outstanding under this agreement were fully repaid.

Note 3 - Stockholders' Equity:

During the six months ended June 30, 2006, the Company granted 39,467 stock options under its stock option plan to a non-employee consultant with an exercise price of $3.50 per share. Each option granted has a 10 year term and vests over a three year period from the grant date.

During the six months ended June 30, 2007, the Company granted 575,000 stock options under its stock option plan to employees and non-employee consultants with an exercise price of $1.87 per share. 30,000 of the stock options granted during the six months ended June 30, 2007 were issued to consultants with a 5 year term and vested immediately. The remaining 545,000 stock options were granted to employees and directors with a 10 year term and vest equally over a three year period from grant date.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 3 - Stockholders' Equity (continued):

A summary of the Company’s stock option activity and related information is as follows:

	Six months ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	408,630	$2.07
Granted	575,000	$1.87
Outstanding at end of period	983,630	$1.95
Options exercisable	366,169	$2.48
Weighted-average fair value of options granted during the period		$1.23

The weighted average remaining contractual life of options outstanding and exercisable at June 30, 2007 is 7.6 and 7.5 years, respectively. The weighted average fair value of options outstanding as of June 30, 2007 is approximately $1.63 per option, as determined using the Black-Scholes option pricing model.

As of June 30, 2007, total employee compensation expense related to non-vested options not yet recognized totaled approximately $735,000. The weighted-average remaining requisite service period of the unvested options was approximately 2 years.

Note 4 -Private Placement:

On February, 27 2007, the Company completed a private placement whereby the Company raised gross proceeds of approximately $9,998,327 ($9,140,607 net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for 5 years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 4 -Private Placement (continued):

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007. The Company filed an amended Registration Statement on June 21, 2007, but has not been declared effective as of August 14, 2007

Velcera provided weighted average anti-dilution protection to those investors who invested in Velcera’s offering of common stock that closed in 2004 covering an aggregate of 2,031,634 shares of common stock (the “2004 Velcera Offering”), in the event Velcera sells common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than the $3.50 per share, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). As a result of the Offering, the 2004 Anti-Dilution Rights resulted in the Company issuing 711,005 shares of common stock to investors who invested in the 2004 Velcera Offering.

Note 5 - Recapitalization:

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

At the effective time of the Recapitalization, the legal existence of MergerCo ceased and all of the shares of Velcera common stock (the “Velcera Common Stock”) that were outstanding immediately prior to the Recapitalization were cancelled. Simultaneously, Denali issued to the former holders of Velcera Common Stock in consideration of their Velcera Common Stock, an aggregate of 12,037,864 shares of Denali’s common stock, representing the aggregate outstanding shares of Velcera Common Stock immediately prior to the Recapitalization. In addition, all securities convertible or exercisable into shares of Velcera Common Stock outstanding immediately prior to the Recapitalization were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 3,390,955 shares of common stock of the Company after the Recapitalization.

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

For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali as of the date of the Recapitalization. The net assets and liabilities have been recorded at their book values. No intangibles were recorded as part of the transaction.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 6 - Subsequent Events

In April 2007, the Company entered into a new 62 month operating lease agreement with an unrelated party for office space with an anticipated commencement date in August 2007. The aggregate base rent for the entirety of this lease amounts to $371,536.

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

Overview

We are developing a transmucosal oral mist drug delivery technology for use in companion animals. This innovative delivery technology called “PromistTM” may address unmet needs for improved convenience and compliance in the growing pet pharmaceutical market. We are developing two new pet medicines based upon known drugs and the PromistTM technology with expected international approval dates ranging from 2008 to 2012. In parallel with this product development, we are pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams.

Studies are underway on two such opportunities.

1.
VEL-504-PromistTM, is a potential new patent-protected product in the canine pain management category. Within an estimated global category of approximately $320 million per year, our product would be unique in convenience, speed of absorption and formulation differentiation.

 Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis Animal Health, Inc. (“Novartis”), pursuant to which we granted to Novartis a royalty bearing worldwide exclusive right to finish the development and commercialize VEL-504 for pets. In connection with the agreement, we have received certain up-front license fees from Novartis, a portion of which are subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we are also entitled to receive certain milestone payments upon the occurrence of certain events and royalties based on sales of the product.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue: For the three months ended June 30, 2007, revenue was $765,000 compared to $50,000 for the three months ended June 30, 2006 representing an increase of $715,000. The increase in revenue was attributable to the reimbursement of research and development expenses associated with the License and Development Agreement with Novartis Animal Health. While we do not expect this particular revenue stream associated with this agreement to continue beyond the third quarter of 2007, the agreement provides for development milestone payments and royalties upon commercialization.

General and administrative expenses: For the three months ended June 30, 2007, general and administrative expense was $602,000 compared to $253,000 for the three months ended June 30, 2006, representing an increase of $349,000. This increase is mainly attributable to the following: (1) a $120,000 increase in legal and accounting fees associated with becoming a public company and negotiating the Licensed and Development Agreement with Novartis Animal Health. (2) a $205,000 increase in compensation associated with the retention of a new CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers.

Research and development expenses: For the three months ended June 30, 2007, research and development expense was $995,000 compared to $755,000 for the three months ended June 30, 2006, representing an increase of $240,000. Research and development expense primarily consists of development costs and patent legal fees associated with the PromistTM technology. The increase in research and development expense was primarily associated with an increase of $500,000 in expenditures associated with the development of VEL-504 and VEL-502 and $40,000 spent on patent development. These increases were partially offset by a reduction of stock-based compensation associated with the issuances of restricted stock and an option modification on June 1, 2006.

Net loss: For the three months ended June 30, 2007 our net loss was $735,000 compared to a net loss of $942,000 for the three months ended June 30, 2006. This decreased net loss of $207,000 is primarily related to an increase in revenues offset by higher general and administrative expenses in connection with becoming a public reporting company.

Six Months Ended June 30, 2007 and 2006

Revenue: For the six months ended June 30, 2007, revenue was $815,000 compared to $100,000 for the six months ended June 30, 2006 representing an increase of $715,000. This increase in revenue was attributable to the reimbursement of research and development costs associated with the License and Development Agreement with Novartis Animal Health. While we do not expect this particular revenue stream associated with this agreement to continue beyond the third quarter of 2007, the agreement provides for development milestone payments and royalties upon commercialization.

General and administrative expenses: For the six months ended June 30, 2007, general and administrative expense was $998,000 compared to $520,000 for the six months ended June 30, 2007 representing and increase of $478,000. The increase is mainly attributable to the following: (1) a $200,000 increase in legal and accounting fees associated with being a public company and negotiating the License and Development Agreement with Novartis Animal Health. (2) a $230,000 increase in compensation, stock based compensation and recruiters fees associated with the retention of a new CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers.

Research and Development expenses: For the six months ended June 30, 2007 research and development expense was $1,657,000 compared to $1,352,000 for the six months ended June 30, 2006 representing an increase of $305,000. Research and Development expense primarily consists of development costs and patent legal fees associated with the Promist™ technology. The increase in research and development expenses was primarily associated with $310,000 in expenditures associated with the development of VEL-504 and VEL-502, $150,000 associated with consulting on the development and $70,000 spent on patent development. These increases were partially offset by a reduction in stock-based compensation associated with the issuance of restricted stock and an option modification on June 2, 2000.

Net loss: For the six months ended June 30, 2007 our net loss was $1,699,000 compared to a net loss of $1,736,000 for the six months ended June 30, 2006. This decreased net loss of $37,000 is related to the increase in revenues offset by the above mentioned increases in operating expenses.

Liquidity and Capital resources

From inception to June 30, 2007, we have incurred an aggregate net loss of $9,663,000 and negative cash flows from operating activities of $7,659,000, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from inception through June 30, 2007 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below) and cash received from our License and Development Agreement with Novartis. Total cash and cash equivalents as of June 30, 2007 was $7,931,000. We believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

Recent Financings

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007, Velcera merged with and into Denali Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. This transaction is referred to herein as the “Recapitalization”.  Contemporaneously with the closing of the Recapitalization, we completed a private placement offering in February 2007 whereby we raised gross proceeds of approximately $9,998,327 ($9,140,607 net of offering expenses) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for five years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor is entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

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

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007. We filed an amended Registration Statement on June 21, 2007.

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

  Future Financing Needs

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2007, substantially all of our financing has been through private placements of common stock and cash from our License and Development Agreement with Novartis. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $6.0 million, including manufacturing process and scale-up and internal salary’s for fully devoted R&D staff. We will need approximately $2.5 million for general and administrative expenses during the next 12 months. We are evaluating additional drugs for the Promist ™ technology as well as other technologies that could materially impact these anticipated expenditures for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $1,567,000 for the six months ended June 30, 2007 as compared to $938,000 for the six months ended June 30, 2006. This $629,000 increase in cash used in operations is primarily a result of a decrease in accounts payable of $388,000, an increase in unbilled receivables associated with the License and Development Agreement with Novartis Animal Health of $364,000 and noncash stock-based compensation in 2006. These changes were partially offset by the increase in deferred revenue for cash received in connection with milestone payments from the agreement with Novartis Animal Health which the Company is recognizing ratably of the term of the contract.

Assets increased by $7,982,000 from $419,000 at December 31, 2006 to $8,401,000 at June 30, 2007 primarily as a result of the Company’s financing in the first quarter. Liabilities increased by $437,000 from $955,000 at December 31, 2006 to $1,392,000 at June 30, 2007 primarily as a result of an increase in deferred revenue for cash received in connection with milestone payments received from Novartis Animal Health which the Company is recognizing ratably of the term of the contract. This increase was partially offset by a decrease in accounts payable and accrued expenses.

Plan of Operation

Our plan of operation for the period from July 1, 2007 through June 30, 2008 is to continue implementing our business strategy, including the clinical development of our two product candidates. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses.

As part of our planned expansion, we anticipate hiring up to 2 additional full-time employees devoted to research and development activities and up to 2 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at the current and desired pace of clinical development our two product candidates, during the next 12 months we expect to spend approximately $6.0 million on clinical development and research and development activities and expend approximately $2.5 million on general and administrative expenses and $120,000 on rent. We are evaluating additional drugs for the Promist ™ technology as well as other technologies that could materially impact these anticipated expenditures for the next twelve months.

Research and Development Projects

VEL-504- PromistTM

We have entered into our first PromistTM-based pharmaceutical product into full development utilizing the VEL-504 active ingredient. This active ingredient is approved for use in dogs in all major country markets in the pain management therapeutic category.

A product formulation has been selected and a contract manufacturer is preparing for production of supplies to support clinical trials in mid-2007. Regulatory plans have been established and meetings have been held with the regulatory authorities in the United States, European Union, Australia and New Zealand. Because VEL-504 is expected to show bioequivalence with the commercial pioneer product, the regulatory hurdles may be reduced in some countries. In the United States, we have initiated the work to complete the requirements for a full NADA. (“New Animal Drug Application”).

Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis Animal Health, Inc. (“Novartis”). Pursuant to the agreement, we granted to Novartis a royalty bearing worldwide exclusive right to finish the development and commercialize Vel-504 for pets. In connection with the agreement, we have received certain up-front license fees from Novartis, a portion of which are subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we are also entitled to receive certain milestone payments upon the occurrence of certain events and royalties based on sales of the product

VEL-502 PromistTM

The second planned product to be delivered by PromistTM technology contains an approved human drug, VEL-502, for use in treating allergic dermatitis in dogs. We conducted two pilot field efficacy trials with VEL-502-PromistTM in client-owned dogs. The first trial was for 28 days in a non-blinded design. The favorable results of this trial led us to conduct a second trial for 35 days in a blinded, placebo-controlled design.

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

Revenue Recognition

While we have not generated significant revenues and are considered to be in the development stage, we have entered into licenses and other arrangements. These arrangements are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. SEC Staff Accounting Bulletin No. 101, or SAB 101, superseded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 104 also requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. In addition, we will follow the provisions of Emerging Issues Task Force (“EITF”) issue EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of revenue recognition for arrangements we expect to have in future periods include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then we may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized ratably over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In arrangements where the deliverables cannot be separated, revenue related to up-front, time-based and performance-based payments will be recognized ratably over the entire contract performance period. For major licensing contracts, this will result in the deferral of significant revenue amounts where non-refundable cash payments have been received, but the revenue will not immediately be recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to amortize the prepaid license discount and certain deferred development costs over an extended period of time, revenue recognized and cost of sales may be materially different from cash flows.

On an overall basis, our reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers.

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis Animal Health, which provides for milestone payments, royalties upon commercialization of the product and the reimbursement of out-of-pocket research and development costs. To the extent the milestone payments are non-refundable the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of out-of-pocket research and development costs are recognized in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Under the guidance of EITF 01-14, reimbursements received for direct out-of-pocket expenses related to contract research and development costs are recorded as revenue in the consolidated statements of operations rather than as a reduction in expenses. Any research and development costs associated with this agreement that have been incurred, but not billed as of June 30, 2007 have been recorded on the balance sheet as unbilled revenue. These unbilled revenues plus other costs incurred as part of this agreement will be billed in the third quarter of 2007, upon which the arrangement for the reimbursement of research and development costs under this agreement will end. For the three and six months ended June 30, 2007, the Company recorded $765,324 for the reimbursement of research and development costs associated with this agreement. There was no such revenue recorded for the three and six months ended June 30, 2006.

For the year ended December 31, 2006 and the three and six months ended June 30, 2007 and 2006, the balance of the Company’s revenue generating contracts did not include multiple deliverables and therefore the up-front, time-based revenue was being recognized ratably over the contract periods

Research and development

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

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the six months ended June 30, 2007 which includes 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

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

Item 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007 required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosures controls and procedures were not effective as of June 30, 2007. That conclusion was based on the fact that, during the second quarter of 2007, the Company identified material weaknesses in its internal control over recording of (i) an expense associated with the modification of stock options granted to employees and (ii) the incorrect characterization as an expense of certain liabilities in connection with the Company’s recapitalization.

Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weaknesses are related to weaknesses in certain financial controls associated with the Company’s ability to identify and apply the correct generally accepted accounting principles as they pertain to (i) the modification of stock options and the associated stock-based compensation expense and (ii) the incorrect characterization as an expense of certain liabilities in connection with the Company’s recapitalization. The material weakness related to stock-based compensation expense is not a stock option back-dating issue. This is an incorrect calculation in which the Company overstated an expense by $333,000 associated with a modification of an option price on an option grant to officers of the Company increasing the option price from $.70 to $3.50 and the associated issuance of restricted stock, which resulted in the restatement of the Company's financial statements for the period from September 24, 2002 (inception) to December 31, 2006 included in its Report on Form 8-K/A filed on August 14, 2007. The material weakness related to the assumption of certain liabilities is in connection with the Company’s recapitalization resulting from the Company’s treatment of the liabilities as merger costs and expensing them as part of the transaction. Upon further review of the transaction, the Company has adjusted these costs to account for them as a reduction of additional paid-in capital. The net result of this restatement for the three month period ended March 31, 2007 is a reduction of the previously reported net loss of $1,088,809 or $(0.13) per basic and diluted net loss per common share by $125,000 to $963,809 or $(0.12) per basic and diluted net loss per common share. The Company adjusted the condensed statements for the three months ended March 31, 2007 and the period from September 24, 2002 (Inception) to March 31, 2007, which resulted in the restatement of its financial statements as of and for the three months ended March 31, 2007 in its Form 10-QSB/A for that period on August 14, 2007. There is a corresponding $125,000 reduction in the reported amount of the accumulated deficit and additional paid-in capital. There is no effect on the reported total equity.

The material weaknesses identified by the Company related to the failure of the accounting personnel to identify the proper guidance under generally accepted accounting principles. Additionally, the review process did not detect the errors prior to the issuance of the financial statements.

Changes in Internal Control Over Financial Reporting

In May 2007, we began the remediation of the material weaknesses in our internal controls over financial reporting relating to the above noted weaknesses through the retention of a new chief financial officer with experience in these matters. Our new chief financial officer has provided an additional level of financial review. However, due to the short period of time between our new chief financial officer’s hiring in May 2007 and the end of our second quarter, the full effects of this remediation were not fully realized as of June 30, 2007. We will closely monitor the effectiveness of our additional review procedures and will make further changes as management deems appropriate. Except as discussed above during the three months ended June 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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