Form 10QSB
period 2007-09-30
VELCERA, INC.
filed 2007-11-14
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-51622

Velcera, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3327015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Township Line Road, Suite 170
Yardley, Pennsylvania 19067
(Address of principal executive offices)

(267) 757-3600
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

As of November 12, 2007 there were 12,039,804 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2007 and 2006	3

	Unaudited Condensed Statements of Operations for the nine months ended September 30, 2007 and 2006 and Period from September 24, 2002 (Inception) to September 30, 2007.	4

	Unaudited Condensed Statement of Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2007	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and Period from September 24, 2002 (Inception) to September 30, 2007	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	15

Item 3	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 6	Exhibits	25

	Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,700,409	$367,245
Accounts receivable	503,304	-
Other current assets	97,124	14,625

Total current assets	7,300,837	381,870

Property and equipment, net	95,150	19,004
Other assets	108,183	18,062

Total assets	$7,504,170	$418,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$882,424	$904,568
Deferred revenue	153,840	50,000

Total current liabilities	1,036,264	954,568

Deferred revenue – long term	570,518	-

Total liabilities	1,606,782	954,568

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 12,039,804 and 5,980,160 shares issued and outstanding, respectively	12,040	5,980
Additional paid-in capital	16,809,348	7,423,105
Deficit accumulated during the development stage	(10,924,000)	(7,964,717)

Total stockholders’ equity (deficiency)	5,897,388	(535,632)

Total liabilities and stockholders’ equity (deficiency)	$7,504,170	$418,936

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006

Revenue	$164,946	$50,000

Operating expenses:
Research and development	893,265	333,128
General and administrative	623,060	239,784

Total operating expenses	1,516,325	572,912

Loss from operations	(1,351,379)	(522,912)

Interest income	90,850	13,108

Net loss	$(1,260,529)	$(509,804)

Basic and diluted net loss per common share	$(0.10)	$(0.09)

Weighted average common shares outstanding – basic and diluted	12,039,804	5,980,160

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Operations (unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from September 24, 2002 (Inception) to September 30, 2007

Revenue	$980,270	$150,000	$1,230,270

Operating expenses:
Research and development	2,549,922	1,685,434	6,934,248
General and administrative	1,620,589	759,705	5,611,765

Total operating expenses	4,170,511	2,445,139	12,546,013

Loss from operations	(3,190,241)	(2,295,139)	(11,315,743)

Interest income	230,958	49,442	396,060
Interest expense	-	-	(4,317)

Net loss	$(2,959,283)	$(2,245,697)	$(10,924,000)

Basic and diluted net loss per common share	$(0.27)	$(0.38)

Weighted average common shares outstanding – basic and diluted	10,774,604	5,891,662

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited)
Nine Months Ended September 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2007	5,980,160	$5,980	$7,423,105	$(7,964,717)	$(535,632)

Issuance of common stock through private placement at $1.87 per share, net of costs of $857,720 on February 27, 2007	5,346,699	5,347	9,135,260	-	9,140,607

Anti-dilution shares issued to stockholders from 2004 private placement	711,005	711	(711)	-	-

Net liabilities assumed as part of recapitalization	-	-	(125,000)	-	(125,000)

Net shares issued by accounting acquirer in reverse acquisition	1,940	2	(2)	-	-

Stock-based compensation	-	-	376,696	-	376,696

Net loss	-	-	-	(2,959,283)	(2,959,283)

Balance at September 30, 2007	12,039,804	$12,040	$16,809,348	$(10,924,000)	$5,897,388

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Nine months Ended September 30, 2007	Nine months ended September 30, 2006	Period from September 24, 2002 (Inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(2,959,283)	$(2,245,696)	$(10,924,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes	-	-	67,339
Stock-based compensation - restricted stock	-	343,337	343,866
Stock-based compensation - options	376,696	169,094	903,812
Depreciation and amortization	6,785	3,745	19,003
Changes in operating assets and liabilities:
Accounts receivable	(503,304)	-	(503,304)
Other current assets	(82,499)	14,328	(97,124)
Other assets	(90,121)	(21,995)	(108,183)
Accounts payable and accrued expenses	(147,144)	276,704	757,423
Deferred revenue	674,358	100,000	724,358

Net cash used in operating activities	(2,724,512)	(1,360,483)	(8,816,810)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificates of deposit	-	-	4,500,000
Purchases of property and equipment	(82,931)	(165)	(114,152)

Net cash used in investing activities	(82,931)	(165)	(114,152)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	-	200,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock to founders	-	-	3,259
Payments of deferred offering costs	(105,340)	-	(108,422)
Proceeds from private placements of common stock	9,245,947	-	15,803,873

Net cash provided by financing activities	9,140,607	-	15,631,371

Net increase (decrease) in cash and cash equivalents	6,333,164	(1,360,648)	6,700,409
Beginning of period	367,245	2,110,765	-

End of period	$6,700,409	$750,117	$6,700,409

Supplemental schedule of non-cash financing activities:
Net liabilities assumed as part of recapitalization	$125,000	$-	$125,000

See Notes to Unaudited Condensed Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Business, basis of presentation and summary of significant accounting policies:

Business:

Velcera, Inc. (f/k/a Velcera Pharmaceuticals, Inc.) ("Velcera" or the "Company") was incorporated in the State of Delaware on September 24, 2002 as Veterinary Company, Inc. Velcera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products focused on animals. The Company’s currently licensed technology of buccal sprays is for the metered delivery of pharmaceutical products. This technology is being developed to create a metered dose oral spray to deliver therapeutic compounds to animals.

Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in our registration statement on Form SB-2/A filed on October 18, 2007.

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

The Company has sustained operating losses and negative cash flows from operating activities since its inception and expects such losses and negative cash flows to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali. The assets and liabilities of Denali have been included in the balance sheet at their book values. No intangibles were recorded as part of the transaction. This transaction is referred to throughout these condensed financial statements as the “Recapitalization”.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Business, basis of presentation and summary of significant accounting policies (continued):

Revenue Recognition:

While the Company has not generated significant revenues and is considered to be in the development stage, the Company has entered into licenses and other arrangements. These arrangements are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. SEC Staff Accounting Bulletin No. 101, or SAB 101, superseded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 104 also requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. In addition, the Company will follow the provisions of Emerging Issues Task Force (“EITF”) issue EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of revenue recognition for arrangements the Company expects to have in future periods that will include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values, to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then the Company may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized ratably over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In arrangements where the deliverables cannot be separated, revenue related to up-front, time-based and performance-based payments will be recognized ratably over the entire contract performance period. For major licensing contracts, this will result in the deferral of significant revenue amounts where non-refundable cash payments have been received, but the revenue will not immediately be recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to amortize the prepaid license discount and certain deferred development costs over an extended period of time, revenue recognized and cost of sales may be materially different from cash flows.

On an overall basis, our reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at September 30, 2007 or December 31, 2006.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Business, basis of presentation and summary of significant accounting policies (continued):

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis Animal Health (“Novartis”), which provides for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, the Company managed the development as it transitioned the project to Novartis. The Company has invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent the milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the three and nine months ended September 30, 2007, the Company recorded revenues of $139,000 and $904,000, respectively, for the reimbursement of research and development costs associated with this project. The Company notes that the customer is disputing certain costs and the Company has recorded the revenue at the amount the Company believes it is reasonably assured of collecting. There was no such revenue recorded for the three and nine months ended September 30, 2006. With the end of the transition period, the Company began to ratably amortize the non-refundable portion of the milestone payments over the contract period.

 On September 28 and October 3, 2007, the Company was notified by Novartis that Novartis was temporarily suspending its U.S. field study concerning the drug, VEL-504, that Novartis licensed from the Company due to issues concerning the quality of VEL-504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product were and continue to be on-going, subject to review. At that time Novartis advised the Company that it was committed to meeting with the Company to resolve these outstanding issues as soon as possible to minimize any impact on the current development plan. The Companies have met have been working to resolve the issue, but have not reached any conclusions. At this time, the Company is unsure what impact this will have on the developmental timelines for VEL-504 and any anticipated milestone payments.

For the year ended December 31, 2006 and the nine months ended September 30, 2007, the balance of the Company’s revenue generating contracts did not include multiple deliverables and therefore the up-front, time-based revenue was being recognized ratably over the contract periods.

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

Loss per common share:

Basic loss per common share excludes dilution and is computed by dividing net income loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation were for outstanding options and warrants which totaled 4,024,934 and 815,720 at September 30, 2007 and 2006, respectively.

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. The Company selected the Black- Scholes option pricing method to determine the fair value of options granted to employees. Under the modified prospective transition method, the Company recognized compensation cost for the three and nine months ended September 30, 2007 and 2006 which includes: 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Business, basis of presentation and summary of significant accounting policies (continued):

Effective January 1, 2006, The Company accounts for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). The initial non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of our common stock and amortized to consulting expense over the related vesting period. Prior to January 1, 2006, the Company accounted for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123 and EITF No. 96-18.

For the three and nine months ended September 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $143,721 and $321,034, $55,254 and $169,094 respectively, in accordance with SFAS 123(R).

For the three and nine months ended September 30, 2007 and 2006, the Company recognized stock-based consulting expense of $4,720 and $55,662, $4,080 and $4,796, respectively, related to stock options granted to non-employees. As of September 30, 2007, there was approximately $15,773 of unamortized consulting expense associated with the unvested options; this amount will be revalued at the end of each reporting period and the related amortization will be charged to operations through October 2009.

For the purpose of valuing options granted to employees and non-employees during the nine months ended September 30, 2007 and 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Dividend Yield	0%	0%
Risk-free Interest Rate	4.68% - 4.90%	4.92% - 5.04%
Volatility	73.29-77.21%	63.54-77.59%
Expected Life - years	5	7

Volatility was calculated based on industry comparables at the dates of grant.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 2 – Related party transactions:

On August 14, 2005, Denali, an affiliate of a significant stockholder of the Company (See Note 5), issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“PBI”), an affiliate of a significant stockholder of the Company. This note and all accrued interest would have matured on August 14, 2008, or earlier if certain events had occurred. The note was issued to PBI for future expenses that it paid on behalf of the Company. As of December 31, 2006, the principal balance of this note was $31,310. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company. This note was assumed by Velcera in connection with the recapitalization in February 2007 (see Note 5). In May 2007, this note was fully repaid.

On January 30, 2006, Denali issued a 5% promissory note payable to PBS. This note and all accrued interest would have matured on January 30, 2009, or earlier if certain events had occurred. The note was issued to PBS for future expenses that it has since paid on behalf of Denali. As of December 31, 2006, the principal balance of this note was $20,614. This note was assumed by Velcera in connection with the recapitalization in February 2007 (see Note 5). In May 2007, this note was fully repaid.

In 2004, the Company became obligated to pay monthly fees for administrative services to PBI. The fees, which increased during 2004 from $400 per month to $750 per month, totaled $2,250, $4,500 and $24,700, respectively, for the nine months ended September 30, 2007 and 2006 and the period from September 24, 2002 (inception) to September 30, 2007. In the second quarter of 2007, this agreement was terminated.

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the recapitalization in February 2007 (see Note 5). On February 27, 2007, this agreement was terminated. In May 2007, all amounts outstanding under this agreement were fully repaid.

In May 2004, the Company signed an agreement to lease office space from the Chief Executive Officer. This operating lease commenced effective May 1, 2004 and was on a month to month basis and was terminated at the end of August 2007. Rent expense for the three and nine months ended September 30, 2007 and 2006 was $5,200 and $20,800 and $7,800 and $23,400, respectively.

Note 3 – Stockholders' Equity:

Preferred Stock

Velcera is authorized to issue 10,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class.

Common Stock

Velcera is authorized to issue 75,000,000 shares of common stock, $.001, of which a total of 12,039,804 and 5,980,160 shares were issued at September 30, 2007 and December 31, 2006.

Stock Options

During the nine months ended September 30, 2006, the Company granted 39,467 stock options under its stock option plan to a non-employee consultant with an exercise price of $3.50 per share. Each option granted has a 10 year term and vests over a three year period from the grant date.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 3 – Stockholders' Equity (continued):

During the nine months ended September 30, 2007, the Company granted 603,979 stock options under its stock option plan to employees and non-employee consultants with an exercise price of $1.87 per share. 30,000 of the stock options granted during the nine months ended September 30, 2007 were issued to consultants with a 5 year term and vested immediately. The remaining 603,000 stock options were granted to employees and directors with a 10 year term and vest equally over a three year period from grant date.

A summary of the Company’s stock option activity and related information is as follows:

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	408,630	$2.07	369,163	$2.05
Granted	633,979	$1.87	14,467	$3.45
Outstanding at end of period	1,042,609	$1.95	383,630	$2.68
Options exercisable	338,625	$2.35	235,441	$2.41
Weighted-average fair value of options granted during the period		$1.23		$1.25

The weighted average remaining contractual life of options outstanding and exercisable at September 30, 2007 is 8.6 years. The weighted average fair value of options outstanding as of September 30, 2007 is approximately $1.40 per share, as determined using the Black-Scholes option pricing model.

As of September 30, 2007, total employee compensation expense related to non-vested options not yet recognized totaled approximately $659,000. The weighted-average remaining requisite service period of the unvested options was approximately 2 years. Subsequent to the end of the quarter, the Company granted an option grant to a new employee for 200,001 shares of common stock with a strike price of $1.87 which vest over three years with a 10 year life.

Note 4 – Private Placement:

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 4 – Private Placement (continued):

In connection with the Offering, the Company entered into a placement agency agreement, as amended, pursuant to which the Company agreed to pay the placement agent for its services, compensation in the form of: (a) cash commissions equal to 7% of the gross proceeds from the Offering and; (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of five years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, Velcera reimbursed the placement agent for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and has indemnified the placement agent for certain liabilities, including liabilities under the Securities Act.

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007. The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

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

Note 5 – Recapitalization:

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

Note 5 – Recapitalization (continued)

For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali as of the date of the Recapitalization. The net assets and liabilities have been recorded at their book values. No intangibles were recorded as part of the transaction.

Note 6 – Commitments

On April 20, 2007, the Company entered into a 62-month lease of office for 4,222 rentable square feet which commenced in August 2007. Actual rents will depend in part on operating and utility expenses. Under the lease, the rent increases by 3% annually. Minimum rental payments under the lease total $372,000. The aggregate future commitment for minimum rentals as of September 30, 2007 is as follows:

2008	$64,000
2009	72,000
2010	74,000
2011	76,000
2012	78,000

Note 7 – Subsequent Events

On October 31, 2007, the SEC declared the Company’s registration statement on Form SB-2/A filed October 18, 2007 effective. On November 1, 2007, the National Association of Securities Dealers issued the Company the symbol VLCR and on November 2, 2007, the Company’s shares were available to trade on the over the counter bulletin board.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions, or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis or Plan of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our patented technology. Other risks are described under the section entitled “Risk Factors” in our registration statement on Form SB-2/A filed on October 18, 2007.

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

Overview

We are developing a transmucosal oral mist drug delivery technology for use in companion animals. This innovative delivery technology called “PromistTM” may address unmet needs for improved convenience and compliance in the growing pet pharmaceutical market. We are developing two new pet medicines based upon known drugs and the PromistTM technology with expected international approval dates through 2012. In parallel with this product development, we are pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams.

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

On September 28 and October 3, 2007, we were notified by Novartis that Novartis was temporarily suspending its U.S. field study concerning the drug, VEL-504, that Novartis licensed from us due to issues concerning the quality of VEL-504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product are on-going at this time, subject to review. At that time Novartis advised us that it was committed to meeting with us to resolve these outstanding issues as soon as possible to minimize any impact on the current development plan. The Companies have met and we have been working with Novartis to resolve the issue, but have not reached any conclusions. At this time, we are unsure what impact this will have on the developmental timelines for VEL-504 and any anticipated milestone payments.

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

In 2004, we entered into a worldwide 20-year license agreement for the exclusive rights to use the intellectual property protection held by NovaDel, which includes several issued patents with respect to its transmucosal oral spray technology for the delivery of compounds to treat animals. Pursuant to the terms of the license agreement, NovaDel granted us the exclusive worldwide right to develop and commercialize its metered dose transmucosal oral spray technology for the treatment, prevention, or diagnosis of diseases in non-human animals.

We are also evaluating other drugs utilizing the Promist™ technology as well as other drugs and technologies

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue: For the three months ended September 30, 2007, revenue was $165,000 compared to $50,000 for the three months ended September 30, 2006 representing an increase of $115,000. The increase in revenue was attributable to customer funded research and development expenses associated with the License and Development Agreement with Novartis. While we do not expect this particular revenue stream associated with this agreement to continue beyond the third quarter of 2007, the agreement provides for development milestone payments and royalties upon commercialization.

General and administrative expenses: For the three months ended September 30, 2007, general and administrative expense was $623,000 compared to $240,000 for the three months ended September 30, 2006, representing an increase of $383,000. This increase is mainly attributable to the following: (1) a $140,000 increase in legal, accounting fees and other fees associated with becoming a public company; (2) a $223,000 increase in compensation associated with the retention of a new CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers and; (3) $24,000 in costs associated with the move into our new offices. These costs are offset by a $30,000 decease in travel over the same period last year. We can expect our general and administrative costs to increase in the coming quarters associated with being a public company partially offset by a reduction in legal and accounting fees now that our registration statement has been declared effective.

Research and development expenses: For the three months ended September 30, 2007, research and development expense was $893,000 compared to $333,000 for the three months ended September 30, 2006, representing an increase of $560,000. Research and development expense primarily consists of development costs and patent legal fees associated with the PromistTM technology. The increase in research and development expense was primarily associated with an increase of $422,000 in expenditures associated with the development of VEL-504 and VEL-502 and $117,000 spent on patent development for Promist and the evaluation of other drugs and technologies. Research and development costs will fluctuate depending on the number of drugs in development and the stage of development of the drugs.

Interest income: For the three months ended September 30, 2007, interest income was $91,000 as compared to $13,000 for the three months ended September 30, 2006. The increase in interest income of $78,000 was a result of higher cash balances in 2007 over the same period in 2006.

Net loss: For the three months ended September 30, 2007 our net loss was $1,261,000 compared to a net loss of $510,000 for the three months ended September 30, 2006. This increase in net loss of $751,000 is primarily related to an increase in research and development costs with both VEL-504 and VEL-502 in development in 2007, an increase in general and administrative costs associated with being a public company partially offset by an increase in revenue.

Nine Months Ended September 30, 2007 and 2006

Revenue: For the nine months ended September 30, 2007, revenue was $980,000 compared to $150,000 for the nine months ended September 30, 2006 representing an increase of $830,000. This increase in revenue was primarily attributable to customer funded research and development costs associated with the License and Development Agreement with Novartis. While we do not expect this particular revenue stream associated with this agreement to continue beyond the third quarter of 2007, the agreement provides for development milestone payments and royalties upon commercialization.

General and administrative expenses: For the nine months ended September 30, 2007, general and administrative expense was $1,621,000 compared to $760,000 for the nine months ended September 30, 2007 representing and increase of $861,000. The increase is mainly attributable to the following: (1) a $344,000 increase in legal and accounting and other fees associated with being a public company and negotiating the License and Development Agreement with Novartis and; (2) a $455,000 increase in compensation, stock-based compensation and recruiters fees associated with the retention of a new CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers. We can expect our general and administrative costs to increase in the coming quarters associated with being a public company partially offset by a reduction in legal fees now that our registration statement has been declared effective.

Research and Development expenses: For the nine months ended September 30, 2007 research and development expense was $2,550,000 compared to $1,685,000 for the nine months ended September 30, 2006 representing an increase of $865,000. Research and development expense primarily consists of development costs and patent legal fees associated with the Promist technology. The increase in research and development expenses was primarily associated with $708,000 in expenditures associated with the development of VEL-504 and VEL-502, $200,000 associated with consulting on the development and $150,000 spent on patent development for Promist and the evaluation of other drugs and technologies. These increases were partially offset by a reduction in stock-based compensation associated with the issuance of restricted stock and an option modification on June 2, 2006.

Interest income: For the nine months ended September 30, 2007, interest income was $231,000 as compared to $49,000 for the nine months ended September 30, 2006. The increase in interest income of $182,000 was a result of higher cash balances in 2007 over the same period in 2006.

Net loss: For the nine months ended September 30, 2007 our net loss was $2,959,000 compared to a net loss of $2,246,000 for the nine months ended September 30, 2006. This increase in net loss of $713,000 is related to the increase in revenues offset by the above mentioned increases in operating expenses.

Liquidity and Capital resources

From inception to September 30, 2007, we have incurred an aggregate net loss of $10,924,000 and negative cash flows from operating activities of $8,817,000, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from inception through September 30, 2007 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below) and cash received from our License and Development Agreement with Novartis. Total cash and cash equivalents as of September 30, 2007 were approximately $6.7 million. We believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

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

In connection with the Offering, we entered into a placement agency agreement with Maxim Group, LLC (“Maxim”), as amended pursuant to which we agreed to pay to Maxim for its services, compensation in the form of: (a) cash commissions equal to 7% of the gross proceeds from the Offering and; (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of five years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, we reimbursed Maxim for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and has indemnified Maxim for certain liabilities, including liabilities under the Securities Act.

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007. The Registration Statement was filed with the SEC on April 27, 2007. We filed an amended Registration Statement on various dates with the last one on October 18, 2007. This registration statement was declared effective by the SEC on October 31, 2007.

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

We have borne the registration expenses (exclusive of transfer taxes, underwriters’ discounts and commission) of all such registrations required in connection with the Offering; all reasonable costs related to the sale of common stock held by the investors in the Offering under Rule 144, as well as all reasonable fees and expenses of counsel to such investors up to $10,000 in an aggregate amount with respect to the review of any Registration Statement.

We have also provided investors in the Offering with corporate anti-dilution protection in the event of: (a) a stock dividend or distribution payable in shares of capital stock; (b) a subdivision of outstanding common stock into a larger number of shares; (c) a combination of outstanding common stock into a smaller number of shares or; (d) the issuance by reclassification of common stock of any shares of capital stock.

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

 Future Financing Needs

 Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2007, substantially all of our financing has been through private placements of common stock and cash from our License and Development Agreement with Novartis. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates and the evaluation process of other drugs and technologies, over the next 12 months we estimate that that our research and development expenses and general administrative expenses will increase over the next twelve months. Our evaluation of additional drugs for the Promist technology as well as other technologies that could materially impact these anticipated expenditures for the next twelve months.

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

Operating Activities

Net cash used in operating activities was $2,725,000 for the nine months ended September 30, 2007 as compared to $1,360,000 for the nine months ended September 30, 2006. This $1,365,000 increase in cash used in operations is primarily a result of a $713,000 increase in the net loss, an increase of $505,000 in accounts receivable in connection with the License and Development Agreement with Novartis and a $147,000 decrease in accounts payable and accrued expenses. These changes were partially offset by the increase in deferred revenue for cash received in connection with milestone payments from the agreement with Novartis which the Company is recognizing ratably of the term of the contract.

Total assets increased by $7,085,000 from $419,000 at December 31, 2006 to $7,504,000 at September 30, 2007 primarily as a result of the Company’s financing in the first quarter. Total liabilities increased by $652,000 from $955,000 at December 31, 2006 to $1,607,000 at September 30, 2007 primarily as a result of an increase in deferred revenue for cash received in connection with milestone payments received from Novartis which the Company is recognizing ratably of the term of the contract. This increase was partially offset by a decrease in accounts payable and accrued expenses.

Plan of Operation

Our plan of operation for the period from October 1, 2007 through September 30, 2008 is to continue implementing our business strategy, including the clinical development of our two product candidates. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses.

As part of our planned expansion, we anticipate hiring up to 2 additional full-time employees devoted to research and development activities and up to 2 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, given the current and desired pace of development of our two product candidates and the evaluation process of other drugs and technologies, over the next 12 months we estimate that that our research and development expenses and general administrative expenses will increase over the next twelve months. Our evaluation of additional drugs for the Promist technology as well as other technologies that could materially impact these anticipated expenditures for the next twelve months

Research and Development Projects

VEL-504- PromistTM

We have entered our first PromistTM-based pharmaceutical product into full development utilizing the VEL-504 active ingredient. This active ingredient is approved for use in dogs in all major country markets in the pain management therapeutic category.

A formulation was been selected and a contract manufacturer prepared supplies to support clinical trials which began mid-2007. Regulatory plans have been established and meetings have been held with the regulatory authorities in the United States, European Union, Australia and New Zealand. Because VEL-504 is expected to show bioequivalence with the commercial pioneer product, the regulatory hurdles may be reduced in some countries. In the United States, we have initiated the work to complete the requirements for a full NADA. (“New Animal Drug Application”).

Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis. Pursuant to the agreement, we granted to Novartis a royalty bearing worldwide exclusive right to finish the development and commercialize VEL-504 for pets. In connection with the agreement, we have received certain up-front license fees from Novartis, $250,000 of which are subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we are also entitled to receive certain milestone payments upon the occurrence of certain events and royalties based on sales of the product

On September 28 and October 3, 2007, we were notified by Novartis that Novartis was temporarily suspending its U.S. field study concerning the drug, VEL-504, that Novartis licensed from us due to issues concerning the quality of VEL-504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product are on-going at this time, subject to review. At that time Novartis advised us that it was committed to meeting with us to resolve these outstanding issues as soon as possible to minimize any impact on the current development plan. The Companies have met and we have been working with Novartis to resolve the issue, but have not reached any conclusions. At this time, we are unsure what impact this will have on the developmental timelines for VEL-504 and any anticipated milestone payments.

VEL-502 PromistTM

The second planned product to be delivered by PromistTM technology contains an approved human drug, VEL-502, for use in treating allergic dermatitis in dogs. We conducted two pilot field efficacy trials with VEL-502-PromistTM in client-owned dogs. The first trials were conducted in 2006, and the favorable results of these trials led us to initiate two additional trials: (1) non-blinded and; (2) a blinded, placebo-controlled design.

The results of the clinical trials in 2006 indicated that VEL-502 administered via Promist™ is effective in controlling pruritus in dogs with allergic dermatitis for a clinically significant period. It also suggests that there may be a portion of dogs with allergies where periodic concomitant therapy may be beneficial depending on the severity of the allergic condition and the degree of exposure to allergens of each individual dog. We now have VEL-502 in full development.

We are also evaluating other drugs utilizing the Promist™ technology as well as other drugs and technologies.

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

Revenue Recognition

While we have not generated significant revenues and are considered to be in the development stage, we have entered into licenses and other arrangements. These arrangements are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. SEC Staff Accounting Bulletin No. 101, or SAB 101, superseded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 104 also requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. In addition, we will follow the provisions of Emerging Issues Task Force (“EITF”) issue EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, which addresses certain aspects of revenue recognition for arrangements we expect to have in future periods that will include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values, to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then we may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized ratably over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In arrangements where the deliverables cannot be separated, revenue related to up-front, time-based and performance-based payments will be recognized ratably over the entire contract performance period. For major licensing contracts, this will result in the deferral of significant revenue amounts where non-refundable cash payments have been received, but the revenue will not immediately be recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to amortize the prepaid license discount and certain deferred development costs over an extended period of time, revenue recognized and cost of sales may be materially different from cash flows.

On an overall basis, our reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at September 30, 2007 or December 31, 2006.

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis, which provides for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, the Company managed the development as it transitioned the project to Novartis. The Company has invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent the milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of 99-19 reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the three and nine months ended September 30, 2007, the Company recorded $139,000 and $904,000, respectively for the reimbursement of research and development costs associated with this agreement. We note that the customer is disputing certain costs and we have recorded the revenue at the amount we believe we are reasonably assured of collecting. There was no such revenue recorded for the three and nine months ended September 30, 2006. With the end of the transition period, the Company began to ratably amortized the nonrefundable portion of the milestone payments over the contract period.

For the year ended December 31, 2006 and the nine months ended September 30, 2007, the balance of the Company’s revenue generating contracts did not include multiple deliverables and therefore the up-front, time-based revenue was being recognized ratably over the contract periods.

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

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes option pricing method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the three and nine months ended September 30, 2007 which includes 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

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

Item 3(A) T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the transfer of our accounting function in-house from a third party source.

Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Our internal control system had primarily been managed by a third party source and we have implemented an internal control system at the Company.

As a non-accelerated filer with a fiscal year end of December 31, we must first begin to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through December 31, 2007, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program, including implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

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

VELCERA, INC.

Date: November 14, 2007	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.