Form 10KSB
period 2007-12-31
VELCERA, INC.
filed 2008-03-26
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51622

VELCERA, INC.
(Name of small business issuer in its charter)

Delaware	20-3327015
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

777 Township Line Road, Suite 170, Yardley, Pennsylvania 19067
(Address of principal executive offices)
(Zip Code)

267-757-3600
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were: $1,414,886

The aggregate market value of common stock of the Company held by persons not “affiliated” with the issuer at March 21, 2008 was approximately $11,163,000 based on the closing price of $1.02 per share. As of March 21, 2008, 12,039,804 of common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement (“Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to regulation 14A not later than 120 days after the close of the Corporation’s fiscal year, are incorporated by reference under Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-KSB are “forward-looking” within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Litigation Reform Act of 1995, as amended that are subject to risks and uncertainties. These “forward-looking” statements are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Annual Report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Except as otherwise required by law, we undertake no obligation to update forward-looking statements. The risks identified under the heading “Risk Factors” beginning on page 21 in this Annual Report, among others, may impact forward-looking statements contained in this Annual Report.

Part I

Item 1. Description of Business.

General

Velcera, Inc. (“Velcera”, “Company”, “we”, or “us”) is a development-stage specialty pharmaceutical company focused on the acquisition, development and commercialization of pharmaceutical products for the pet health market. We have licensed a patented drug delivery system, Promist™, with superior convenience, compliance, and pharmacokinetic advantages that benefit pets and their owners. Promist delivery provides a metered dose liquid mist to the inside of the mouth for systemic absorption of the drug. The convenience of Promist has the potential to increase compliance and improve pet health as owners avoid the challenge of getting pets to swallow pills. We recently created a wholly-owned subsidiary for the exploration and development of non-Promist pet health products, including parasiticides for dogs and cats.

Corporate History

We were incorporated in Delaware in September of 2002. On February 27, 2007, we were recapitalized when Denali Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Denali Sciences, Inc., a Delaware corporation, merged with and into us and we became a wholly-owned subsidiary of Denali Sciences, Inc., which will, on a pre-merger basis, hereinafter be referred to as “Denali”. In accordance with the terms of the recapitalization, our outstanding common stock automatically converted into the same number shares of Denali common stock. On February 27, 2007 and immediately following the recapitalization described above, we completed a short-form merger with Denali, whereby we merged with and into Denali, and changed our name to “Velcera, Inc.” For accounting purposes, the transaction has been accounted for as an acquisition of Denali and a recapitalization of Velcera with Velcera as the surviving company. This transaction is referred to throughout this document as the “Recapitalization”.

In February of 2008, the Company created a wholly-owned subsidiary, Fidopharm, Inc., a Delaware corporation.

Until August 26, 2007, our executive offices were located at 201 Corporate Drive, Langhorne, Pennsylvania 19047-8007. On August 27, 2007 we moved into new offices at 777 Township Line Road, Suite 170, Yardley, PA 19067. Our new telephone number is (267) 757-3600. Our website is www.velcera.com. None of the information on our internet site is part of this Annual Report.

Market Opportunity

The Pet Product Manufacturers Association estimates U.S. consumers spending on pets will be in excess of $40 billion in 2007 and Animal Pharm estimates the global animal health market, which includes vaccines, antibacterials, pain medication, parasiticides, etc. was more than $18 billion in 2006. In addition, Marketresearch.com has indicated that pet spending has tripled for households with incomes of $70,000 during the period 1995-2005 and the spending on convenience product lines grew 20% from 2005 to 2006 alone. A significant influence on the growth in these numbers has been the “humanization” of pets where, according to USA Today, 69% of owners believe that pets are members of the family.

We believe that the consumers’ drive to humanize pets and the growth in convenience-based product lines indicate a significant customer trend towards convenience in caring for these “family members.” The market for pet medications is primarily focused on delivering drugs in the form of a tablet in the case of oral medications, and as topical ‘spot on’ form in the case of topical or external products. For oral medications, the act of pilling an animal can be extremely difficult for both the pet and the owner; plus some animals are adept at hiding the tablets and disposing of them thereby reducing compliance. Other novel drug delivery systems which are effective for use in humans have limited applicability in pet health. For example, transdermal patches may have limited use due to the hair of the animal and we believe it would be difficult, if not impossible, to use inhalers for the treatment of animals.

Our first Promist™ product, VEL504 with Promist™ has an active ingredient which is approved for use in dogs in all major country markets in the $320 million pain management therapeutic category. We believe that the primary benefits derived from the use of our product will be convenience (since the product primarily would be used daily in the treatment of osteoarthritis in canines) and compliance (since there is nothing for the animal to swallow or spit out).

Our second Promist™ product, VEL502 with Promist™  is for use in the treatment of pruritus associated with canine allergies. Canine allergy is one of the most common complaints of dog owners and manifests itself in the form of a skin irritation which causes the animal to scratch (pruritus). Scratching can range from moderate to severe and can cause irritation, hair loss, bleeding, infection and can keep owners awake at night. Canine allergy is a complex disease with many underlying causes and current therapy involves various combinations of treatments depending on the severity. Currently, the most common treatment methods call for a long term regimen of immunosuppressants, such as steroids which can have significant side effects. We believe VEL502 is addressing a significant unmet need in canine health and has the potential to be administered to up to 1 million dogs per year.

The parasiticide market had a value of approximately $3.3 billion, world wide in 2005, making it the single most valuable sector within the animal health market and therefore probably the most competitive. Dogs and cats face challenges from a range of both internal and external parasites. Even modest parasite populations can affect the condition and well being of host animals while, left unchecked, some parasites can eventually cause severe health problems and even death. Effective parasite control is essential to the health and welfare of pets. Broad categories of internal parasites include intestinal nematodes, tapeworms, heartworms, lungworms and protozoa. Broad categories of external parasites include fleas, ticks, mites and lice.

Company Strategy

Our primary business strategy is to create new and/or improved pet medicines from existing active ingredients in human or animal health that are patent protected and/or differentiated and creatively marketed to effectively and efficiently reach veterinarians and pet-owners.

We are developing new and novel pet medicines based upon our patented oral mucosal drug delivery technology, Promist™. We also believe that existing medications may be made more convenient and effective by the use of this technology. It has been our strategy to identify those potential active ingredients, formulate them into an acceptable, effective product and perform laboratory and clinical studies to show efficacy. After proof of concept, our goal is to initiate development programs and at an appropriate value inflection point plan to negotiate and enter into development and/or commercialization agreements with animal health companies in order to bring the finished product to market. Currently, we are focusing resources on our first two Promist™ products to maximize the value of these products to potential license partners and shareholders in the near term.

We are also exploring opportunities beyond the use of Promist™ and have created a subsidiary to evaluate a broader range of potential pet health product candidates. These include parasiticides for dogs and cats, currently the largest product segment in pet health. At this early stage we have identified potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for one potential product candidate. Due its overall market size, we intend to focus more resources in the coming periods in order to develop potential product candidates for the parasiticide market that we expect can increase shareholder value.

Products and Technology

PromistTM:
Our PromistTM delivery technology is not currently offered commercially in veterinary medicine. With the application of a fine mist to the oral mucosa, the PromistTM delivery technology allows a given drug to enter the systemic blood stream. The benefits of this delivery over conventional ingested forms are: (a) unique pharmacokinetic characteristics of speed of absorption as well as increased drug bioavailability due to avoidance of the ‘first-pass’ liver metabolism, (b) convenience of dosing with no need for the ‘patient’ to swallow, (c) confidence of dosing with nothing to be spit-out or expelled, (d) potential for improved side affects by the avoidance of the gastrointestinal system, and (e) extended product lifecycle via patented, novel delivery. The pharmacokinetic characteristics of a PromistTM -based product are also dependent upon the drug chosen. For some medications the PromistTM technology can deliver the same total drug exposure/bioavailability with less active ingredient by avoiding the gastrointestinal system and the first-pass liver metabolism. This may make a previously unusable drug viable. Reducing the requirement for active ingredient can also reduce the manufacturing costs of the medication. PromistTM technology offers the potential for lower dosing to achieve the same therapeutic effect.

Our plans are to develop these new patent-protected pharmaceutical products via potentially three sources:

1)	Application of the Promist technology to improve the convenience and assuredness of administration of currently approved pet drugs in traditional forms by tablet, liquid or injectable;
2)	Application of the Promist technology to approved human health drugs that are not yet approved for veterinary use; and
3)	Application of the Promist technology to new, yet to be approved drugs that are in the research pipelines of major pharmaceutical companies.

We are currently developing two Promist products, which are summarized below.

1. VEL504 with PromistTM

We have introduced our first PromistTM-based pharmaceutical product into full development using an active ingredient referred to as VEL504. This active ingredient is approved for use in dogs in all major country markets in the pain management therapeutic category. VEL504 in the Promist™ form is expected to show bioequivalence to the approved pioneer product which has been shown to be safe and effective in the major pet markets of North America and Europe. Because canine pain management products require daily dosing, the improved convenience of Promist™ delivery is anticipated to be the primary advantage of VEL504 over other products in the category.

A product formulation has been selected, clinical supplies have been manufactured under GMP conditions and a contract manufacturer has been selected for international markets. Regulatory plans have been established and meetings have been held with the regulatory authorities in the United States, the European Union, Australia and New Zealand. Because VEL504 is expected to show bioequivalence with the commercial pioneer product, the regulatory hurdles may be reduced in some countries.

Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis Animal Health, Inc. (“Novartis”). Pursuant to the agreement, we granted to Novartis a royalty-bearing worldwide exclusive right to finish the development and commercialize VEL504 for pets. In connection with the agreement, we have received certain upfront license fees from Novartis, a portion of which were subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we were also entitled to receive from Novartis certain milestone payments upon the occurrence of certain events and royalties based on sales of the product.

 On September 28 and October 3, 2007, the Company was notified by Novartis that Novartis was temporarily suspending its U.S. field study for VEL504 due to issues concerning the quality of VEL504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product continued subject to review.

On December 13, 2007, the Company and Novartis entered into a letter agreement pursuant to which Novartis discontinued all work on the present product formulation and had until March 31, 2008 to propose an alternative development plan which was subject to the Company’s approval. The Company and Novartis agreed to discontinue the U.S. clinical study, but to continue the various animal laboratory studies that were underway.

On March 5, 2008 we received a notice from Novartis that it was terminating the License and Development Agreement. Pursuant to such termination notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to us. Novartis agreed to work with us to ensure orderly transfer of all data to Velcera. We continue to believe that based upon current data the formulation of Promist™ VEL504 is expected to be safe, effective and stable and can move forward through development to registration. We are now implementing plans to maximize the value of the VEL504 product. This includes resuming direct contact with the Food and Drug Administration (the”FDA”) and other regulatory authorities as well as meeting with other potential licensing partners.

2. VEL502 with PromistTM
Our second planned product to be delivered by PromistTM technology contains an approved human drug referred to as VEL502, for use in treating allergic atopic dermatitis in dogs. VEL502 is approved for human use, but has shown only marginal effectiveness in dogs in conventional tablet form. We have identified the canine allergic atopic dermatitis market as a major unmet need in vet medicine that could potentially be served with a new product based upon a human health allergy drug in a Promist™ form that avoids first-pass liver metabolism.

When VEL502 is administered via PromistTM, the pharmacokinetic profile achieved has been found to be superior to that achieved following tablet administration at the same dose. Delivery with Promist™ technology resulted in total drug exposure which was approximately thirty times greater than with a tablet. The results of this study demonstrate that using Promist™ technology may significantly alter the plasma profile of VEL502.

We have conducted two pilot field efficacy trials with VEL502 with PromistTM in client-owned dogs under an FDA Investigational New Animal Drug (“INAD”) filing. The first trial was for 28 days in a non-blinded design. The favorable results of this trial led Velcera to conduct a second trial for 35 days in a blinded, placebo-controlled design. The results of the clinical trials indicate that VEL502 administered via Promist™ is effective in controlling pruritus in allergic dogs for a clinically significant period. It also suggests that there may be a portion of dogs with allergies where periodic concomitant therapy may be beneficial depending on the severity of the allergic condition and the degree of allergen exposure to each individual dog. VEL502 Promist™ has been entered into a formulation development program.

In January 2008, we announced the results of two studies. The first study reported was a non-pivotal acute safety trial, which resulted in no reported adverse events associated with VEL502 with Promist™ when administered at three and five times the projected dose. The second study reported was a double-blind, placebo-controlled pilot clinical study that evaluated VEL502 when administered after an initial one-week treatment with steroid. Results from this study did not demonstrate a statistical difference between the treatment and placebo groups. These data differed from the results of a prior double-blind, placebo controlled pilot clinical study which showed a statistically valid treatment effect with VEL502 using two weeks of initial steroid treatment. Based on the results of VEL502 from the previous study, we plan to initiate a confirmatory clinical study in the second quarter of 2008 employing the initial two-week steroid treatment protocol.

Currently, we are focusing resources on our first two Promist products to maximize the value of these products to potential license partners and shareholders in the near term.

Parasiticide:

Due to the size of the market, which represents nearly 20% of the animal health market, we have targeted parasitides as a significant business opportunity for the Company. As we are also exploring opportunities beyond the use of Promist™, we have created a subsidiary to evaluate these non-Promist™ potential pet product candidates. These include parasiticides for dogs and cats, currently the largest pharmaceutical segment in pet health. At this early stage we have identified potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for one potential product candidate. Due to its overall market size, we intend to focus more resources in the coming periods in order to develop potential product candidates for the parasiticide  market that we expect can increase shareholder value.

Research and development

Since we outsource all but the management of the research and development projects, research and development expenses are comprised primarily of compensation, fees paid to contractors, consultants and outside service providers for laboratory, clinical and manufacturing process studies, licensing of the technology, and other expenses relating to the development, testing and enhancement of our product candidates.

Marketing and distribution

We currently do not have a sales force or distribution network. We intend to evaluate the most effective sales channel and marketing strategies in order to maximize product sales. This evaluation will be done on a product by product basis. We have internal marketing expertise and intend to invest resources as needed in market research for market and product evaluations.

Manufacturing

We do not have the resources, facilities or capabilities to commercially manufacture any of our product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our product candidates in accordance with regulatory standards.

Competition

We compete against fully integrated veterinary pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have veterinary drugs, technologies and devices already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, have substantially greater commercialization resources than we do and substantially greater financial resources than we do.

The largest veterinary pharmaceutical companies are global in reach and the ten largest companies account for approximately 80% of global animal health sales. These multinational companies have significant research and development and commercialization resources to compete with our own. Because of the highly technical and scientific nature of product development in this field, competitive advantage can be created with unique expertise, rapid technological advances and with proprietary intellectual property rights.

We anticipate entering into collaborative relationships, e.g., licensing, sub-licensing, joint development, distribution, commercialization agreements, etc., with large veterinary pharmaceutical companies and distribution companies. While these relationships are intended to improve our competitive position, they may also intensify the competition between a collaborative partner and another competitor.

Intellectual Property and License Agreements

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. Currently, we have obtained license rights to each of our Promist product candidates, and have either obtained or applied for patent protection for such Promist products. With respect to the Promist products, we do not anticipate significant expenses in obtaining and maintaining patent protection on our (and our licensees) behalf, unless and until a claim or assertion of infringement arises. However, even patent protection may not always afford us complete protection against competitors who seek to circumvent our intellectual property. In addition, if we are found to be in violation of other companies’ patents we could be subject to lawsuits, injunctions, fines and penalties. The impact to us in the event of a lawsuit would be significant. See Risk Factors beginning on page 21 of this Annual Report concerning patents and intellectual property.

We will continue to depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we attempt to require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Government Regulation and Product Approval

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of animal health products are extensively regulated by governmental authorities in all countries. In the United States, animal health products are regulated by FDA, Environmental Protection Agency (the “EPA”) and the United States Department of Agriculture (the “USDA”) depending upon the product category. Animal drug products are regulated by the Center for Veterinary Medicine of the FDA. Animal health topical parasiticides are regulated by the EPA. Animal health products in the vaccine field are regulated for safety, efficacy and manufacturing by the USDA.

Our new Promist™ pet health products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Animal Drug Applications (“NADAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

While the FDA regulates drugs including those which control internal parasites, products that are applied topically to animals or to premises to control external parasites are regulated by the EPA. In Europe, the same governmental authority that regulates drugs also regulates products that are applied topically to animals or to premises to control external parasites.

FDA Drug Approval Process. None of our drugs may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. can include:

•	Preclinical laboratory tests in laboratory species, including toxicology studies, and formulation studies;

•	Adequate and well-controlled target animal safety and clinical trials to establish the safety and effectiveness of the drug for each indication, all conducted under an INAD Application;

•	Submission to the FDA of an NADA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or “cGMPs”; and

•	FDA review and approval of the NADA.

Preclinical tests can include laboratory evaluation of product chemistry, toxicity, and formulation, as well as preliminary target animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements.

Clinical trials involve the administration of the investigational new animal drug to target animal species under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol is generally reviewed with the FDA prior to the initiation of a study.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NADA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and may deem it to be inadequate to support the registration, and companies cannot be sure that any approval will be granted on a timely basis, if at all.

Before approving an NADA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless current Good Manufacturing Practice (“cGMP”) compliance is satisfactory. If the FDA evaluates the NADA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in many cases, an approvable letter followed by an approval letter. Both letters can contain conditions that must be met in order to secure final approval of the NADA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. In some instances, as a condition of NADA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-Approval Requirements. Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NADA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NADA, including withdrawal of the product from the market.

EPA Approval Process. Similar to the FDA approval process, the EPA approval process requires preclinical laboratory tests in laboratory species, including toxicology studies, and formulation studies; adequate and well-controlled target animal safety and clinical trials to establish the safety and effectiveness of the product for each indication; and registration of the manufacturing facility or facilities at which the product is produced.

Employees

Currently we have 10 employees, 7 of whom are full-time, and 3 of whom are part-time. We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. Of our employees, 5 are primarily involved in research and development activities with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals. We consider our employee relations to be good, and none of our employees are represented by any labor union or other collective bargaining unit. However, competition for personnel is intense and we cannot assure that we will continue to be able to attract and retain personnel of high caliber.

Item 2. Description of Property

On April 20, 2007, we entered into a 62-month lease of office space with 4,222 rentable square feet commencing in August 2007. Actual rents will depend in part on operating and utility expenses, with first year rent and operating expenses of $112,221. Under the lease, the rent increases by 3% annually.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock trades on the Over-the-Counter Bulletin Board (“Bulletin Board”) under the symbol “VLCR.OB.” A registration statement relating to the resale of our common stock was declared effective on October 31, 2007. Prior to that we were a private company. On November 1, 2007 our common stock first became eligible for trading on the Bulletin Board. The following table sets forth the per share high and low closing sales prices of the Company’s common stock, as reported by Bulletin Board, for each quarterly period during the period we were publicly traded on the Bulletin Board. These may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

	High	Low
2007:
Fourth Quarter	$3.00	$2.50

As of March 15, 2008 we estimate there were 275 holders of record of our common stock.

Dividend Policy:

We have not paid and have no plan to pay dividends on our common stock.

Recent Sales of Unregistered Securities:

The following summarizes all of our sales of unregistered securities since January 1, 2004.

In 2004, we sold an aggregate of 2,031,634 shares of our common stock at a purchase price of $3.50 per share. In connection with that offering, we issued 202,090 warrants to purchase our common stock to the placement agent at an exercise price equal to $3.85 per share.

Contemporaneously with the Recapitalization, we sold 5,346,699 units, each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at $1.87 per share. The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share. Additionally and in connection with the Recapitalization, we issued 12,037,856 shares of Denali common stock to the former holders of Velcera common stock in connection for their shares of Velcera common stock. See Management’s Discussion and Analysis or Plan of Operation beginning on page 12 for more information on this offering.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Each of the above-referenced investors of our common stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

Issuer Purchases of Equity Securities:

We did not purchase any of our equity securities during the fiscal year ended December 31, 2007, except in connection with the Recapitalization, whereby we redeemed 122,746 shares of Denali common stock held by various stockholders of Denali in exchange for approximately $50,000.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussions in conjunction with Velcera’s financial statements and related notes included in this Annual Report. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

Business

We are a development-stage specialty pharmaceutical company focused on the development of medicines for the pet health market. We have licensed a patented drug delivery system, Promist™, with superior convenience, compliance, and pharmacokinetic advantages that benefit pets and their owners. Promist delivery provides a metered dose liquid mist to the inside of the mouth for systemic absorption of the drug. The convenience of Promist™ has the potential to increase compliance and improve pet health as owners avoid the challenge of getting pets to swallow pills. We recently created a subsidiary for the exploration and development of non-Promist pet health products, including parasiticides for dogs and cats.

We acquired the Promist license in 2004, when we entered into a worldwide 20-year license agreement for the exclusive rights to use certain intellectual property protection held by NovaDel Pharma, Inc. (“NovaDel”), which includes several issued patents with respect to its transmucosal oral spray technology for the delivery of compounds to treat mammals. Pursuant to the terms of the license agreement, NovaDel granted us the exclusive worldwide right to develop and commercialize its metered dose transmucosal oral spray technology for the treatment, prevention, or diagnosis of diseases in non-human mammals.

We are developing a transmucosal oral mist drug delivery technology for use in companion animals. This innovative delivery technology called “PromistTM” may address unmet needs for improved bioavailability, convenience of dosing and dosing compliance in the growing pet pharmaceutical market. We are currently developing two new pet medicines based upon known drugs and the PromistTM technology with expected international approval dates through 2012.

Promist™

1.
VEL504 with PromistTM is a potential new patent-protected product in the canine pain management category. Within an estimated global category of approximately $320 million per year, our product would be unique in convenience, speed of absorption and formulation differentiation. Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis. Pursuant to the agreement, we granted to Novartis a royalty-bearing worldwide exclusive right to finish the development and commercialize VEL504 for pets. In connection with the agreement, we have received certain upfront license fees from Novartis, a portion of which were subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we were also entitled to receive from Novartis certain milestone payments upon the occurrence of certain events and royalties based on sales of the product. On September 28 and October 3, 2007, we were notified by Novartis that Novartis was temporarily suspending its U.S. clinical study concerning the drug, VEL504, that Novartis licensed from us due to issues concerning the quality of VEL504 product received from a third party manufacturer Novartis reported that other studies being conducted by Novartis concerning this product continued subject to review. On December 13, 2007 the Companies entered into a letter agreement pursuant to which Novartis discontinued all work on the present product formulation and had until March 31, 2008 to propose an alternative development plan which was subject to the Company’s approval. The Companies agreed to discontinue the U.S. clinical study, but would complete the various animal laboratory studies that were underway. On March 5, 2008 we received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to us. Novartis agreed to work with us to ensure orderly transfer of any data to Velcera. We continue to believe that based upon current data the formulation of Promist™ VEL504 is expected to be safe, effective and stable and can move forward through development to registration. Thus, we are now implementing plans as to the best path to maximize the value of the VEL504 product. This includes resuming direct contact with the FDA and other regulatory authorities as well as meeting with potential licensing partners.

2.
VEL502 with PromistTM is a potential new patent-protected veterinary product for treating allergic atopic dermatitis in dogs. The options for treating canine allergies are currently very limited and rely largely upon immunosuppressive drugs, e.g., steroids.   VEL502 is a commonly used human health drug with low bioavailability in canines when administered in conventional forms. However, our studies with PromistTM administration indicate the total drug exposure in the blood stream increased by approximately 30 fold compared to conventional tablet administration. We may be pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams for VEL502. In January 2008, we announced the results of two studies. The first study reported was a non-pivotal acute safety trial, which resulted in no reported adverse events associated with VEL502 when administered at three and five times the projected dose. The second study reported was a double-blind, placebo-controlled pilot clinical study that evaluated VEL502 when administered after an initial one-week steroid treatment. Results from this study did not demonstrate a statistical difference between the treatment and placebo groups. These data differed from the results of a prior double-blind, placebo controlled pilot clinical study which showed a statistically valid treatment effect with VEL502 using two weeks of initial steroid treatment. Based on the results of  VEL502 from the previous study, we have initiated a confirmatory clinical study using the initial two-week steroid treatment protocol.

We are also seeking strategic partners for the sub-licensing of PromistTM technology for deployment with patented and non-patented animal health compounds that could benefit from any of multiple advantages afforded by the technology. The benefits of this delivery over conventional ingested forms are: (a) unique pharmacokinetic characteristics of speed of absorption as well as increased drug bioavailability due to avoidance of the ‘first-pass’ liver metabolism, (b) convenience of dosing with no need for the “patient” to swallow, (c) confidence of dosing with nothing to be spit-out or expelled, (d) potential for improved side effects by the avoidance of the gastro intestinal system, and (e) extended product lifecycle via patented, novel delivery.

Currently, we are focusing resources on our first two Promist products to maximize the value of these products to potential license partners and shareholders in the near term.

Parasiticide:

Due to the size of the market, which represents nearly 20% of the animal health market, we have targeted parasiticides as a significant business opportunity for the Company. As we are also exploring opportunities beyond the use of Promist™, we have created a subsidiary to evaluate these non-Promist™ potential pet product candidates. These include parasiticides for dogs and cats, currently the largest pharmaceutical segment in pet health. At this early stage we have identified potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for one potential product candidate. Due to its overall market size, we intend to focus more resources in the coming periods in order to develop potential product candidates for the parasiticide market that we expect can increase shareholder value.

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

Revenue Recognition:

While we have not generated significant revenues and are considered to be in the development stage, we have entered into licenses and other arrangements. These arrangements are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. SEC Staff Accounting Bulletin No. 101, or SAB 101, superseded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 104 also requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. In addition, the Company will follow the provisions of Emerging Issues Task Force (“EITF”) issue EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of revenue recognition for arrangements we expect to have in future periods that will include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values, to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then the Company may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized ratably over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In arrangements where the deliverables cannot be separated, revenue related to up-front, time-based and performance-based payments will be recognized ratably over the entire contract performance period. For major licensing contracts, this will result in the deferral of significant revenue amounts where non-refundable cash payments have been received, but the revenue will not immediately be recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to amortize the prepaid license discount and certain deferred development costs over an extended period of time, revenue recognized and cost of sales may be materially different from cash flows.

On an overall basis, our reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at December 31, 2007 or 2006.

Effective May 29, 2007, we signed a License and Development Agreement with Novartis Animal Health (“Novartis”), for Novartis to complete the development and commercialize the drug VEL504. The License and Development Agreement provided for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, we managed the development as it transitioned the project to Novartis. We invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of EITF 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the year ended December 31, 2007, we recorded revenues of $591,000 for the reimbursement of research and development costs associated with this project. There was no such revenue recorded for the year ended December 31, 2006. With the end of the transition period, we began to ratably amortize the non-refundable portion of the milestone payments over the contract period.

 On September 28 and October 3, 2007, we were notified by Novartis that Novartis was temporarily suspending its U.S. field study concerning the drug, VEL504, that Novartis licensed from us due to issues concerning the quality of VEL504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product were on-going, subject to review.

On December 13, 2007, the Companies entered into a letter agreement pursuant to which Novartis discontinued all work on the present product formulation and had until March 31, 2008 to propose an alternative development plan which was subject to our approval. The Companies agreed to discontinue the U.S. clinical study, but would complete the various animal laboratory studies that were underway.

On March 5, 2008, we received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to us. Novartis agreed to work with us to ensure orderly transfer of any data. In connection with the termination, in the fourth quarter of 2007, we expensed approximately $183,000 in accounts receivable.

Research and development expenses:

Research and development expenditures are expensed as incurred. We often contract with third parties to facilitate, coordinate and perform agreed upon research and development activities. To ensure that research and development are expensed as incurred, we measure and record prepaid assets or accrue expenses on a quarterly basis for such activities based on the work performed under the contracts. These contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain project milestones. In the event that we prepay fees for future milestones, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date. These contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs including shipping and printing fees. Because these fees are incurred at various times during the contract term and they are used throughout the contract term, we record them as incurred.

General and Administrative expenses:

General and administrative expenses consist primarily of salaries and related expenses for executive staff, financial staff and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Stock-based compensation:

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the year ended December 31, 2006 and the six months ended June 30, 2007, which includes 1) current year compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current year compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

We account for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”). The initial non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of our common stock and amortized to consulting expense over the related vesting period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt these new requirements beginning January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material effect on its financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF Issue No. 07-03 concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impact of implementing this standard, but based on the Company’s business, it expects that this Issue could have a material effect on its financial position or results of operations.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," which is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The objective of EITF Issue No. 07-01 is to define the collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is currently assessing the potential impact of implementing this standard, but based on the Company’s business, it expects that this EITF Issue No. 07-01 could have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its financial position or results of operations.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue: For the twelve months ended December 31, 2007, revenue was $1,415,000 compared to $250,000 for the twelve months ended December 31, 2006 representing an increase of $1,165,000. The increase in revenue was primarily attributable to customer funded research and development expenses and the amortization of milestone payments associated with the License and Development Agreement with Novartis.

General and administrative expenses: For the year ended December 31, 2007, general and administrative expense was $2,381,000 compared to $1,218,000 for the year ended December 31, 2006, representing an increase of $1,163,000. This increase is mainly attributable to the following: (1) a $306,000 increase in legal and accounting and other fees associated with being a public company and negotiating the License and Development Agreement with Novartis and; (2) a $518,000 increase in compensation, stock-based compensation and recruiters fees associated with the retention of a full-time CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers and; (3) an expense of $183,000 in bad debts associated with the termination of the License and Development Agreement with Novartis and (4); an additional $51,000 expense primarily for market research relating to product improvement and; a $63,000 increase in rent, office expense and other costs associated with the Company’s move to a new facility in August 2007. We expect our general and administrative costs to increase in the coming quarters as a result of increased costs associated with being a public company partially offset by a reduction in legal fees now that our registration statement was declared effective in October 2007.

Research and development expenses: For the year ended December 31, 2007, research and development expense was $3,428,000 compared to $2,036,000 for the year ended December 31, 2006, representing an increase of $1,392,000. Research and development expense primarily consists of development costs and patent legal fees associated with the Promist technology. The increase in research and development expenses was primarily associated with $1,104,000 in expenditures associated with the development of VEL504 and VEL502, $114,000 associated with consulting on the development and $260,000 spent on patent development for Promist™ and the evaluation of other drugs and technologies. These increases were partially offset by a reduction in stock-based compensation associated with the issuance of restricted stock and an option modification on June 2, 2006. Research and development costs fluctuate on a quarterly basis depending on the status of the development plans. Currently, we are focusing resources on our first two Promist products to maximize the value of these products to potential license partners and shareholders in the near term and due to the overall size of the parasiticide market, we intend to focus more resources in the coming periods in order to develop potential product candidates.

 Interest income: For the twelve months ended December 31, 2007, interest income was $309,000 compared to $57,000 for the twelve months ended December 31, 2006. The increase in interest income of $252,000 was a result of higher cash balances and higher interest rates in 2007 over the same period in 2006. Interest income in 2008 will be impacted by lower interest rates on the Company’s depository accounts.

Net loss: For the twelve months ended December 31, 2007 our net loss was $4,085,000 compared to a net loss of $2,947,000 for the twelve months ended December 31, 2006. This increase in net loss of $1,138,000 is primarily related to an increase in research and development costs with both VEL504 and VEL502 in development in 2007, and an increase in general and administrative costs associated with being a public company partially offset by an increase in revenue associated with the now terminated contract with Novartis.

Liquidity and Capital Resources

From September 24, 2002 (inception) to December 31, 2007, we have incurred an aggregate net loss of $12,050,037 and negative cash flows from operating activities of $9,777,659, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from September 24, 2002 (inception) through December 31, 2007 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below) and cash received from a now terminated License and Development Agreement with Novartis. Total cash and cash equivalents as of December 31, 2007 was $5,767,955. We believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

Recent Financings: We completed a private placement offering in February 2007 whereby we raised gross proceeds of $9,998,327 ($9,140,607 net of offering expenses) through the sale of 5,346,699 units, each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at $1.87 per share (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable through February 27, 2012. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

In connection with the Offering, Velcera and Maxim Group, LLC (“Maxim”) entered into a placement agency agreement, as amended pursuant to which we agreed to pay to Maxim for its services as placement agent, compensation in the form of (a) cash commissions equal to 7% of the gross proceeds from the Offering and (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of 5 years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, we reimbursed Maxim for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and indemnified Maxim for certain liabilities, including liabilities under the Securities Act.

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form. The Company was obligated to file this registration statement prior to or on April 27, 2007. This registration statement was, in fact, timely filed with the SEC on April 27, 2007 and therefore no liquidated damages were incurred by the Company. The registration statement was declared effective on October 31, 2007.

We agreed to make such filings as are necessary to keep the registration statement effective until the date on which all of the shares of common stock held by each investor are fully saleable pursuant to Rule 144 (or any successor thereto) under the Securities Act.  We also agreed to file any additional registration statements necessary to cover any additional shares of common stock issuable pursuant to any adjustments in the warrants and to cover any shares issuable upon payment of dividends in shares of common stock.

We bear the registration expenses (exclusive of transfer taxes, underwriters’ discounts and commission) of all such registrations required in connection with the Offering; all reasonable costs (excluding commissions) related to the sale of common stock held by the investors in the Offering under Rule 144, as well as all reasonable fees and expenses of counsel to such investors up to $10,000 in an aggregate amount with respect to the review of any registration statement.

We also provided investors in the Offering with corporate anti-dilution protection in the event of (a) a stock dividend or distribution payable in shares of capital stock (b) a subdivision of outstanding common stock into a larger number of shares, (c) a combination of outstanding common stock into a smaller number of shares or (d) the issuance by reclassification of common stock of any shares of capital stock.

We provided weighted average anti-dilution protection to those investors who invested in our 2004 offering relating to an aggregate of 2,031,634 shares of common stock (the “2004 Velcera Offering”), in the event we sell common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than the $3.50 per share, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). As a result of the 2004 Anti-Dilution Rights, we issued 711,005 shares of common stock to investors who invested in the 2004 Velcera Offering.

Future Financing Needs

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2007, all of our financing has been through private placements of common stock and cash received from our now terminated License and Development Agreement with Novartis. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates and the development of a potential parasiticide, over the next 12 months we estimate that that our research and development expenses will be approximately $3 million. We expect we will need approximately $3.4 million for general and administrative expenses during the next 12 months. These expenditures are estimates and any number of occurrences could negatively impact our expected cash flow.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we may enter into research and development or licensing agreements;
•	the amount of sub-licensing revenue earned;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the cost involved in prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	legal challenges form business partners or competitors; and
•	the cost and timing of regulatory approvals.

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

Plan of Operation

Our plan of operation for the period from January 1, 2008 through December 31, 2008 is to continue implementing our business strategy, including the development of our two product candidates, out-licensing initiatives and the development of a potential parasiticide. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and
•	product development expenses.

We intend to use clinical research organizations and third parties to perform our formulation research, clinical studies and manufacturing. Currently, we are focusing resources on our first two Promist products and potential parasiticide products to maximize the value of these products to potential partners and shareholders in the near term and due to the overall size of the parasiticide market, we intend to focus more resources in the coming periods on candidate parasiticide products.

RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. The following “risk factors” contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms “we” and “our” refer to Velcera,, Inc.

Risks Relating to our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and if, we receive approval from the FDA, EPA, or comparable regulatory authorities in other countries for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants.

We will need to seek additional sources of financing in the future, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA, EPA or comparable foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities or cease operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2007 we had a net loss of $4,085,320 and negative cash flows from operating activities of $3,685,361. From inception to December 31, 2007, we have incurred an aggregate net loss of $12,050,037 and negative cash flows from operating activities of $9,777,659, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.
Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability, or an inability to obtain additional financing could negatively impact the value of our securities.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates.

We may not obtain the necessary United States or international regulatory approvals to commercialize our product candidates.

We will need FDA and/or an EPA approval to commercialize our product candidates in the United States and approvals from the FDA or EPA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain regulatory approval of any of our product candidates, we must submit regulatory filings including scientific and technical data and information demonstrating that the product candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests. Satisfaction of the regulatory requirements may take many years, depending upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the regulatory authorities consider safe and effective for indicated uses. The FDA, EPA and other regulatory authorities have substantial discretion in the product approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in regulatory authority policies and procedures that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA, EPA or other regulatory authority requests, these regulatory authorities may ultimately reject one or more of our products, New Animal Drug Applications or Abbreviated New Animal Drug Applications.

We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA, EPA or other regulatory authority approval of any of our product candidates may severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA or EPA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

Our product candidates have not undergone clinical development.

Our intended product candidates have not yet completed clinical studies for safety and efficacy in the target animal species. We cannot predict with any certainty if or when we might submit regulatory filings for regulatory approval of our product candidates or whether such a regulatory filing will be approved. In the event we do not receive regulatory approval for any of our product candidates, we may be required to delay or terminate development of such product candidate.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Clinical studies, even in animals (as opposed to humans) are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to monitor animals adequately during or after treatment;

•	inability or unwillingness of medical investigators or laboratories to follow our study protocols;

•	inability to complete formulation process for selected compounds; and

•	interruption in clinical or commercial supply of selected compounds.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our anticipated product candidate claims. Positive results in early clinical trials do not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our laboratory, pre-clinical or clinical trials will delay the regulatory filing and, ultimately, our ability to commercialize our product candidates and generate product revenues.

We must make complicated decisions with respect to active ingredients, formulation technologies, delivery technologies and product candidates and those decisions may not prove correct.

We must make choices as to the active ingredients that we chose for development, inert ingredients in product formulations and delivery technologies (Promist™ or others) we utilize to develop products that will succeed chemically, biologically and in the marketplace. We may not make the correct choice of active ingredients that we chose for development, inert ingredients in product formulations and delivery technologies (Promist™ or others) to develop products and those choices may not be successful or accepted by the marketplace as we expected or at all. The regulatory approval processes may take longer and/or be more costly than anticipated. Funds required to bring our products to market may be more than anticipated or may not be available at all. We have limited experience in development of products and in regulatory matters and bringing such products to market; therefore, we may experience difficulties in making and executing these decisions.

Veterinarians, pet owners, and/or target animals may not accept or tolerate use of our active ingredients, formulations, delivery technologies or products.

Even if the regulatory authorities approve our product candidates, veterinarians, pet owners and target animals may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by the veterinary community, pet owners and product distributors/outlets about the safety and effectiveness of our products;

•	performance of our products relative to competing products

•	convenience of our products relative to competing products

•	cost-effectiveness of our product relative to competing products; and

•	effectiveness of marketing and distribution efforts by us and/or our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these products to find market acceptance would harm our business and could require us to seek additional financing.

Our development programs depend upon third-party researchers who are outside of our control.

We depend upon independent laboratories, investigators and collaborators, such as contract research labs, universities and veterinary hospitals, to conduct our formulation, manufacturing process, pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount, quality, or timing of resources that they devote to our programs. These independent collaborators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard, the approval of our regulatory applications, if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

If we have any disagreement with NovaDel regarding the terms of the License Agreement our business may be negatively impacted.

Our current Promist™ products under development are based on transmucosal oral mist drug technology that we licensed from NovaDel pursuant to the License and Development Agreement entered into with NovaDel on June 22, 2004 as amended to date. If there is any disagreement regarding the terms of the NovaDel license agreement, it may have a negative impact on our business by: (a) requiring reallocation of resources from the development and commercialization of products to resolving any dispute with NovaDel, (b) reducing the potential strategic relationships available for the development and commercialization of pet health products, and/or (c) making some product candidates or sublicensing opportunities non-economical.

Dependence Upon Strategic Relationships.

Part of our strategic plan depends upon the development of strategic relationships with companies that will develop, manufacture, commercialize, or use products developed by the Company. Our prospects will be significantly affected by our ability to sublicense our technology and successfully develop strategic alliances with third parties for incorporation of our technology into products manufactured by others. Strategic alliances may require financial or other commitments by the Company. There can be no assurance that we will be able, for financial or other reasons, to enter into strategic alliances on commercially acceptable terms, or at all. Failure to do so would have a material adverse effect.

Necessity of Developing Solutions and Enhancements in a Timely and Effective Manner.

Because of the complexity of our products, internal quality assurance testing, chemical, biological and clinical testing may reveal product performance issues or desirable treatment enhancements that could lead us to postpone the release of our products. In addition, the reallocation of resources associated with any postponement could cause delays in the development and release of our other products in development. We may not be able to successfully complete the development of currently planned products in a timely and efficient manner. Any such failure or delay could harm our operating results.

We rely exclusively on third parties to formulate and manufacture our product candidates.

We have no experience in pet health product formulation, testing, or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate, test or manufacture our own product candidates. We had a signed agreement with Novartis for the development and commercialization of the VEL504 product which was terminated on March 5, 2008. We currently have no contract for the manufacture of the VEL502 product, nor for the potential parasiticide product candidate. We also do not have a warehousing and shipping agreement with any company who will supply, store and distribute product research supplies for clinical trials.  If any of our product candidates receive regulatory approval, we will rely on one or more third-party contractors to manufacture, store and ship our products. Our anticipated future reliance on a limited number of third-party manufacturing, storage and shipping companies exposes us to, among others, the following risks:

•
We may be unable to identify manufacturing, storage or shipping companies on acceptable terms or at all because the number of potential manufacturers is limited and the regulatory authorities must approve any replacement contractor.

•	NovaDel or other third-party manufacturers might be unable to formulate and manufacture our products in the volume, quality or timing required to meet our clinical needs and commercial needs, if any.

•
NovaDel or other third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical needs, commercial needs or to successfully produce, store and distribute our products.

•
Third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EPA, foreign regulators, the United States Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over any third-party manufacturer’s compliance with these regulations and standards.

•
Third-party storage and shipping companies are subject to ongoing periodic unannounced inspection by the FDA, EPA, foreign regulators, the United States Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with all appropriate government regulations and corresponding foreign standards. We do not have control over any third-party manufacturer’s compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the regulatory authorities or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing, distribution, or commercialization capabilities. We do not anticipate having the resources in our current budgeted future to allocate to the commercialization of our proposed products. Significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise and commercial expertise, or we could pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces and resources. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales, marketing, distribution, and commercialization capabilities. To the extent that we depend on third parties for sales, marketing, distribution, and commercialization, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

We may be unable to successfully expand into new areas of pet health, which could negatively impact our business as a whole.

We intend to continue to enhance our current technologies and products and expand our technology and product base. Even if new products or enhanced or new technologies appear promising during various stages of investigation and development, we may not be able to develop commercial applications for them because:

•	the potential product and/or technologies may fail clinical studies;

•	it may be difficult to develop and apply the technologies on a commercial scale;

•	the economics of the products or technologies may not fit market conditions;

•	we may not find a company to adopt, market or commercialize the products or technologies; or

•	we may not receive necessary regulatory approvals for the potential products or technologies.

We have not yet completed research and development work or obtained regulatory approval for any product, or for any technology used any drug. There can be no assurance that any newly developed products or technologies will ultimately be successful or that unforeseen difficulties will not occur in research and development, clinical testing, regulatory submissions and approval, product manufacturing and commercial scale-up, marketing, or product distribution related to any such improved product or technologies or new uses. Any such occurrence could materially delay the commercialization of such improved products and technologies or new uses or prevent their market introduction entirely.

If we cannot compete successfully for market share against competing companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive regulatory approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic, clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer. Additionally, developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated pet health product companies and smaller companies that are collaborating with larger companies in the field, academic institutions, government agencies and other public and private research organizations. Many of these competitors have pet health drugs, products and devices already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, more extensive marketing and commercialization capabilities and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs and pet health products;

•	undertaking laboratory, pre-clinical testing and clinical trials;

•	obtaining FDA, EPA and other regulatory approvals of pet health products;

•	formulating and manufacturing pet health products; and

•	distributing, launching, marketing and selling, and commercializing pet health products.

We intend to sub-license access to our Promist™ products and the failure of any of our third-party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

In the event we sign sub-licensing agreements with third-parties, these partners may in some cases help us develop, obtain regulatory approvals for, manufacture and/or sell our products. If one or more of these third-party partners fail to pursue the development or marketing of the products as planned or experience unexpected delays and/or difficulties, our revenues and profits may not reach expectations or may decline. We may not be able to control the timing and other aspects of the development of products, because third-party partners may have priorities that differ from ours. We have entered into and may enter into additional agreements with third parties to manufacture, distribute and/or sell our products. We cannot control or guarantee a third party’s performance under such an agreement, including a third party’s decision to terminate or otherwise cancel such an agreement if such a unilateral right exists. Therefore, commercialization of products under development may be delayed unexpectedly. In the near term, we do not intend to have a direct marketing channel to consumers for our Promist™ products. Therefore, the success of the marketing organizations of our third-party partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will impact the success of the products incorporating our technologies. Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

We intend to license, acquire or develop other animal health products and technologies.

In the event we license in, acquire or develop new products or technologies, such new products or technologies carry risks associated with scientific success, clinical success, regulatory approval and market success. We may make expenditures associated with the evaluation, license or acquisition of these new products or technologies. The investment may not generate income in the near future or ever. We may need to raise additional funds to fund these expenditures.

We are involved in international markets, and this subjects us to additional business risks

We have contracted with vendors for development, manufacture and supply of our products and intend to out-source the marketing, sales and distribution in the European Union, Asia and the United States. As we expand our geographic market, we will face additional ongoing complexity to our business and may encounter the following additional risks:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local companies;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	difficulties in enforcing our legal rights;

•	exposure to foreign exchange rate fluctuation;

•	reduced or limited protections of intellectual property rights;

•	political and economic instability; and

•	we will be subject to import and export control laws of the United States and other countries.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. To date, we hold certain exclusive patent rights, including rights under United States patents and United States patent applications as well as rights under foreign patents and patent applications, as a result of our 20-year license with NovaDel signed in 2004. We anticipate filing additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose; or

•	Whether we are able to maintain our license with NovaDel or other licensors with whom we may enter agreement.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors, collaborators and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we attempt to require all of our employees, consultants, advisors, collaborators and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer. Additionally, our license agreement with NovaDel contains clauses that will allow NovaDel to terminate the license should we be unable to cure a breach of the license agreement. Our breach of the licensing agreement, and subsequent failure to cure such breach in a timely manner, may result in termination of the license agreement which we believe would have a material adverse effect on our business.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we intend for our safety procedures for using, storing, handling and disposing of these materials to comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could have a material adverse affect on our business, financial condition and results of operations.

We rely on key executive officers and our scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers and our principal scientific, regulatory and medical personnel and advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our officers or advisors could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, including members of senior management, our ability to grow our business will be harmed.

We currently have a small management team. Failure by us to attract competent and qualified personnel will have a material adverse effect on our operations. We will need to hire qualified personnel with expertise in pre-clinical testing, marketing, finance, clinical research and testing, government regulation, formulation, chemistry, process development and manufacturing, and sales and marketing in the animal drug industry. We compete for qualified individuals with numerous companies, universities and other research institutions including the animal health units of large pharmaceutical companies. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified and competent personnel in a timely manner will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products has an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We currently do not carry clinical trial insurance or product liability insurance. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. Even if agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We are controlled by current directors and principal stockholders.

At December 31, 2007, our executive officers, directors, principal stockholders beneficially own approximately 37% of our outstanding securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

We will be required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002, which will increase our costs and divert management’s time and attention.

We are in a continuing process of establishing controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify other significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our Annual Report on Form 10-KSB with the SEC. This would likely have an adverse affect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock if we are listed on an exchange in the future. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

Indentified Material Weakness

We have identified a material weakness related to weaknesses in certain financial controls associated with our ability to identify and apply the correct accounting principles generally accepted in the United States of America as they pertain to the modification of options and the associated stock-based compensation expense. This was not a stock option back-dating issue, but rather an incorrect calculation in which the Company overstated an expense by $333,000 associated with a modification of an option price on an option grant to officers of the Company increasing the option price from $.70 to $3.50 and the associated issuance of restricted stock. In May 2007, we began remediation of the material weakness in our internal controls over financial reporting relating to this weakness through the retention of a full-time chief financial officer with appropriate experience.

Risks Relating to our Securities

Our common stock is considered “a penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently and likely to be less than $5.00 per share and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the our common stock.

We have never paid dividends.

We have never paid dividends on our capital stock and do not anticipate paying any dividends for the foreseeable future.

Because we became public by means of a recapitalization of a private company with a non-operating public company, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a recapitalization of a private company with a non-operating public company. Security analysts of major brokerage firms may not provide coverage for our common stock. Because we became public through a recapitalization, there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to provide analyst coverage in the future.

The resale of shares offered in our last financing could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

As of December 31, 2007, we have outstanding 12,039,804 shares of common stock, all of which are eligible for public sale pursuant to our currently effective registration statement or Rule 144. The sale, or availability for sale, of common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities.

The resale of a substantial number of shares of our common stock in the public market pursuant to our most recent financing could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate. Furthermore, we expect that, because there were a large number of shares offered in the last financing, the selling stockholders will continue to offer shares for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from this offering may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we had remained privately held and did not consummate the Recapitalization.

Item 7. Financial Statements

The financial statements required by this Item 7 are included in this Annual Report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the completion of the transfer of our accounting function in-house from a third party source.

As a non-accelerated filer with a fiscal year end of December 31, we must comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during three months ended December 31, 2007, we reviewed, and where necessary, enhanced our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program, including implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and will continue to do so in 2008.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

All information required by this Item 9 may be found under the sections entitled “Certain Information Concerning Nominees and Continuing Directors,” ”Certain Information Concerning Board Meetings and Committees,” “Executive Compensation,” and “Related Matters” in our Proxy Statement, or by amendment to this Form 10-KSB, to be filed not later than 120 days after our fiscal year end, which is incorporated herein by reference.

Item 10. Executive Compensation

All information required by this Item 10 may be found under the sections entitled ”Executive Compensation,” “Board Compensation,” “Related Matters,” “Report of the Compensation Committee,” and “Miscellaneous” in our Proxy Statement, or by amendment to this Form 10-KSB, to be filed not later than 120 days after our fiscal year end, which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by this Item 11 may be found under the sections entitled ”Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners,” and “Miscellaneous” in our Proxy Statement, or by amendment to this Form 10-KSB, to be filed not later than 120 days after our fiscal year end, which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions and Director Independence

All information required by this Item 12 may be found under the sections entitled”Certain Relationships and Related Transaction,” in our Proxy Statement, or by amendment to this Form 10-KSB, to be filed not later than 120 days after our fiscal year end, which is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated January 30, 2007, by and among Denali Sciences, Inc., a Delaware corporation, Denali Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Denali Sciences, Inc., and Velcera Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of Denali’s current report on Form 8-K filed on February 2, 2007).

3.1
Certificate of Merger relating to the merger of Denali Acquisition Corp. with and into Velcera Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on March 5, 2007).

3.2
Certificate of Ownership relating to the merger of Velcera Pharmaceuticals, Inc. with and into Denali Sciences, Inc. (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K, as amended, filed on August 14, 2007).

3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10-SB/A filed on December 30, 2005).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the registration statement on Form 10-SB/A filed on December 30, 2005).

4.1
Form of Warrant for the Purchase of Shares of Common Stock (Series CSW No. 2004—) issued to placement agent in connection with our 2004 private placement offering (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, as amended, filed on August 14, 2007).

4.2
Form of Warrant for the Purchase of Shares of Common Stock issued to investors in our February 27, 2007 private placement offering (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, as amended, filed on August 14, 2007).

4.3
Form of Warrant for the Purchase of Shares of Common Stock issued to placement agent for our February 27, 2007 private placement offering (incorporated by reference to Exhibit 4.3 of our current report on Form 8-K, as amended, filed on August 14, 2007).

10.1
Indemnity Agreement dated as of February 27, 2007, between Denali Sciences, Inc., Velcera Pharmaceuticals, Inc., and Timothy M. Hofer (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, as amended, filed on August 14, 2007).

10.2	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K, as amended, filed on August 14, 2007).

10.3
Restricted Stock Agreement effective as of June 1, 2006 by and between Velcera Pharmaceuticals, Inc. and David M. Petrick (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K, as amended, filed on August 14, 2007).

10.4
Schedule identifying agreements and materials terms of such agreement similar to Exhibit 10.4 (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K, as amended, filed on August 14, 2007).

10.5
Second Amendment to License and Development Agreement between The Veterinary Company, Inc. and Novadel Pharma, Inc. dated June 22, 2004 (incorporated by reference to Exhibit 10.7 of our Registration Statement as amended on Form SB-2 filed on October 18, 2007). ***

10.6
Lease Agreement between Velcera, Inc. and Liberty Property Limited Partnership dated April 20, 2007 (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form SB-2 filed on April 27, 2007).

10.7	Employment Letter Agreement between Velcera, Inc. and Matthew Hill dated April 3, 2007 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 14, 2007).

10.8	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 29, 2007).

10.9	Stock Option Agreement between Velcera, Inc. and Dennis Steadman dated May 25, 2007 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 29, 2007).

10.10	Employment Agreement between Velcera, Inc. and Dennis Steadman dated June 8, 2007 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 14, 2007).

10.11
Form of Director and Management Indemnification Agreement dated March 14, 2008 entered into by and between Velcera, Inc. and each of the following:  Dr. John M. Preston, Dennis F. Steadman, Manya S. Deehr, Joshua A. Kazam, Dr. Jason Stein, Kevin R. Vasquez, Harold L. Zuber, Jr., Matthew C. Hill, Dr. Antonio M. Benitz, Dr. David M. Petrick.

14	Velcera, Inc. Code of Business Conduct and Ethics.

31.1	Certification by Dennis F. Steadman under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Matthew C. Hill under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dennis F. Steadman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew C. Hill pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended

Item 14. Principal Accountant Fees and Services
All information required by this Item 14 may be found under the sections entitled "Audit and Other Fees Paid to Independent Auditors,” and “Audit Committee Policies and Procedures” in our Proxy Statement, or by amendment to this Form 10-KSB, to be filed not later than 120 days after our fiscal year end, which is incorporated herein by reference.

.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELCERA, INC.

By:	/s/ Dennis F. Steadman
	Name:	Dennis F. Steadman
	Title:	President and Chief Executive Officer

Each person whose signature to this report appears below hereby constitutes and appoints Dennis F. Steadman and Matthew C. Hill, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all future amendments to this registration statement and any and all instruments or documents filed as part of or in connection with this registration statement or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Matthew C. Hill	Chief Financial Officer (principal financial officer)	March 26, 2008

/s/ Dennis F. Steadman	Director (principal executive officer)	March 26, 2008

/s/ John M. Preston	Director	March 26, 2008
Dr. John M. Preston

/s/ Jason Stein	Director	March 26, 2008
Dr. Jason Stein

/s/ Manya S. Deehr	Director	March 26, 2008
Manya S. Deehr

/s/ Harold L. Zuber, Jr.	Director	March 26, 2008
Harold L. Zuber, Jr.

/s/ Joshua A. Kazam	Director	March 26, 2008
Joshua A. Kazam

VELCERA, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Velcera, Inc.

We have audited the accompanying balance sheets of Velcera, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from September 24, 2002 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Velcera, Inc. as of December 31, 2007 and 2006, and its results of operations and cash flows for the years then ended and for the period from September 24, 2002 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $4,085,320 and negative cash flows from operating activities of $3,685,361 for the year ended December 31, 2007 and, as of that date, it had a deficit accumulated during the development stage of $12,050,037. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 24, 2008

VELCERA, INC.
(A Development Stage Company)

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,767,955	$367,245
Accounts receivable	190,000	-
Other current assets	139,468	14,625

Total current assets	6,097,423	381,870

Property and equipment, net	63,269	19,004
Other assets	28,054	18,062

Total assets	$6,188,746	$418,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$1,067,132	$904,568
Deferred revenue	289,744	50,000

Total liabilities	1,356,876	954,568

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 12,039,804 and 5,980,160 shares issued and outstanding	12,040	5,980
Additional paid-in capital	16,869,867	7,423,105
Deficit accumulated during the development stage	(12,050,037)	(7,964,717)

Total stockholders’ equity (deficiency)	4,831,870	(535,632)

Total liabilities and stockholders’ equity (deficiency)	$6,188,746	$418,936

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from September 24, 2002 (Inception) to December 31, 2007

Revenue	$1,414,886	$250,000	$1,664,886

Operating expenses:
Research and development	3,427,611	2,036,173	8,173,284
General and administrative	2,381,217	1,218,342	6,011,046

Totals	5,808,828	3,254,515	14,184,330

Loss from operations	(4,393,942)	(3,004,515)	(12,519,444)

Interest income	308,622	57,252	473,724
Interest expense	-	-	(4,317)

Net loss	$(4,085,320)	$(2,947,263)	$(12,050,037)

Basic and diluted net loss per common share	$(0.37)	$(0.50)

Weighted average common shares outstanding – basic and diluted	11,093,503	5,929,311

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)
Period from September 24, 2002 (Inception) to December 31, 2007

							Deficit
							Accumulated
			Stock	Additional	Common		During the
	Common Stock		Subscription	Paid-in	Stock	Deferred	Development
	Shares	Amount	Receivable	Capital	To be Issued	Compensation	Stage	Total

Issuance of common stock to founders in September 2002 at $.001per share	3,000,000	$3,000	$(3,000)					-

Balance, December 31, 2002	3,000,000	3,000	(3,000)					-

Payments received for stock subscriptions from founders			3,000					$3,000

Net loss							$(36,367)	(36,367)

Balance, December 31, 2003	3,000,000	3,000	-	-	-	-	(36,367)	(33,367)

Issuance of common stock to officer at $.001 per share on April 20, 2004	259,026	259						259

Common stock to be issued pertaining to license agreement dated June 2004 at $.001 per share	529,500				$529			529

Issuance of common stock through private placement at $3.50 per share, net of expenses of $552,793 on September 13 and October 15, 2004	2,031,634	2,032		$6,555,894				6,557,926

Issuance of stock options				605,947		$(605,947)		-

Amortization of deferred compensation						91,808		91,808

Net loss							(2,502,039)	(2,502,039)

Balance, December 31, 2004	5,820,160	5,291	-	7,161,841	529	(514,139)	(2,538,406)	4,115,116

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)
Period from September 24, 2002 (Inception) to December 31, 2007

							Deficit
							Accumulated
			Stock	Additional	Common		During the
	Common Stock		Subscription	Paid-in	Stock	Deferred	Development
	Shares	Amount	Receivable	Capital	To be Issued	Compensation	Stage	Total

Balance, December 31, 2004 (carried forward)	5,820,160	$5,291	-	$7,161,841	$529	$(514,139)	$(2,538,406)	$4,115,116

Common stock issued pertaining to license agreement at $.001 per share on June 22, 2005		529			(529)			-

Additional financing costs of 2004 private placement				(3,082)				(3,082)

Issuance of stock options				30,500		(30,500)		-

Amortization of deferred compensation						218,647		218,647

Net loss							(2,479,048)	(2,479,048)

Balance, December 31, 2005	5,820,160	5,820	-	7,189,259	-	(325,992)	(5,017,454)	1,851,633

Reclassification of deferred stock-based compensation to employees upon adoption of SFAS 123(R)				(325,992)		325,992		-

Allocated fair value of issuance of restricted common stock to employees for services at $3.50 per share on June 1, 2006	160,000	160		343,177				343,337

Stock-based compensation				216,661				216,661

Net loss							(2,947,263)	(2,947,263)

Balance, December 31, 2006	5,980,160	$5,980	$-	$7,423,105	$-	$-	$(7,964,717)	$(535,632)

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)
Period from September 24, 2002 (Inception) to December 31, 2007

							Deficit
							Accumulated
			Stock	Additional	Common		During the
	Common Stock		Subscription	Paid-in	Stock	Deferred	Development
	Shares	Amount	Receivable	Capital	To be Issued	Compensation	Stage	Total

Balance, December 31, 2006 (carried forward)	5,980,160	$5,980	$-	$7,423,105	$-	$-	$(7,964,717)	$(535,632)

Common stock issued through private placement at $1.87 per share, net of costs of $857,720 on February 27, 2007	5,346,699	5,347		9,135,260				9,140,607

Anti-dilution shares issued to stockholders from 2004 private placement	711,005	711		(711)				-

Net liabilities assumed as part of recapitalization				(125,000)				(125,000)

Net shares issued by accounting acquirer in reverse acquisition	1,940	2		(2)				-

Stock-based compensation				437,215				437,215

Net loss							(4,085,320)	(4,085,320)

Balance, December 31, 2007	12,039,804	$12,040	$-	$16,869,867	$-	$-	$(12,050,037)	$4,831,870

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from September 24, 2002 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(4,085,320)	$(2,947,263)	$(12,050,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through the issuance of notes			67,339
Stock based compensation - restricted stock	-	343,337	343,866
Stock-based compensation - options	437,215	216,661	964,331
Depreciation and amortization	10,271	5,620	22,488
Changes in operating assets and liabilities:
Accounts receivable	(190,000)	-	(190,000)
Other current assets	(124,843)	21,416	(139,468)
Other assets	(9,992)	(18,062)	(28,054)
Accounts payable and accrued expenses	37,564	591,026	942,132
Deferred revenue	239,744	50,000	289,744

Net cash used in operating activities	(3,685,361)	(1,737,265)	(9,777,659)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificates of deposit	-	-	4,500,000
Purchase of equipment	(54,536)	(6,255)	(87,757)

Net cash used in investing activities	(54,536)	(6,255)	(87,757)

Cash flows from financing activities:
Proceeds from notes payable to related party	285,000	-	485,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock	-	-	3,259
Payments of deferred offering costs	(105,340)	-	(108,422)
Proceeds from private placement of common stock	8,960,947	-	15,518,873

Net cash provided by financing activities	9,140,607	-	15,631,371

Net increase (decrease) in cash and cash equivalents	5,400,710	(1,743,520)	5,767,955
Beginning of period	367,245	2,110,765	-

End of period	$5,767,955	$367,245	$5,767,955

Supplemental cash flow information
Net liabilities assumed as part of recapitalization	$125,000	$-	$125,000
Notes payable to related party converted in private placement	$285,000	$-	$285,000

See Notes to Financial Statements

VELCERA, INC.
(A Development Stage Company)

Notes to the Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:
Velcera, Inc. ("Velcera" or the "Company") was incorporated in the State of Delaware on September 24, 2002 as Veterinary Company, Inc. Velcera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of pharmaceutical products for the pet health market. The Company’s currently licensed technology of buccal sprays is for the metered delivery of pharmaceutical products to animals. This technology, trademarked Promist™, is being developed to create a metered dose oral spray to deliver therapeutic compounds to animals. Subsequent to year end, the Company created a subsidiary, FidoPharm, Inc. for the exploration and development of non-Promist pet health products, including parasiticides for dogs and cats.

Basis of presentation:
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

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments through the normal course of business. For the year ended December 31, 2007, the Company incurred a net loss of $4,085,320 and negative cash flows from operating activities of $3,685,361 and, as of that date, it had a deficit accumulated during the development stage of $12,050,037. Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from the licensing of its products or by entering into strategic alliances to be able to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “Merger Co.”), a Delaware corporation and a wholly-owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali  from February 27, 2007. The assets and liabilities of Denali have been included in the balance sheet at their book values. No intangibles were recorded as part of the transaction. This transaction is referred to throughout these financial statements as the “Recapitalization”.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The primary estimates used by management are the determination of the allowance for doubtful accounts, recognition of revenue, and research and development costs. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

VELCERA, INC.
(A Development Stage Company)

Notes to the Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Cash and cash equivalents:
The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Concentration of credit risk:
The Company is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable.

When the Company licenses a drug or product, the Company will be subject to concentration of credit risk with respect to its revenue, accounts receivable and the overall success of the development plan.

Property and equipment:
Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets as follows:

Computers and office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of asset or term of lease

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

VELCERA, INC.
(A Development Stage Company)

Notes to the Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):
Revenue Recognition (continued)

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

On an overall basis, the Company’s reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at December 31, 2007 or 2006.

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis Animal Health (“Novartis”), for Novartis to complete the development and commercialize the drug VEL-504. The License and Development Agreement provided for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, the Company managed the development as it transitioned the project to Novartis. The Company invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the year ended December 31, 2007, the Company recorded revenues of $591,000 for the reimbursement of research and development costs associated with this project. There was no such revenue recorded for the year ended December 31, 2006. With the end of the transition period, the Company began to ratably amortize the non-refundable portion of the milestone payments over the contract period.

On September 28 and October 3, 2007, the Company was notified by Novartis that Novartis was temporarily suspending its U.S. clinical study concerning the drug, VEL-504, that Novartis licensed from the Company due to issues concerning the quality of VEL-504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product were on-going, subject to review.

On December 13, 2007, the Company and Novartis entered into a letter agreement pursuant to which Novartis discontinued all work on the present product formulation and had until March 31, 2008 to propose an alternative development plan which was subject to the Company’s approval. The Company and Novartis agreed to discontinue the U.S. clinical study, but would complete the various animal laboratory studies that were underway.

On March 5, 2008, the Company received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL-504 by Novartis has ceased and the product and related data will be returned to the Company. Novartis agreed to work with the Company to ensure orderly transfer of any data to Velcera. In connection with the termination, in the fourth quarter of 2007, the Company expensed approximately $183,000 in accounts receivable.

Notes to the Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Accrued expenses:
At December 31, 2007 and 2006 accounts payable and accrued expenses included accrued compensation of approximately $219,000 and $461,000, respectively.

Income taxes:
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for  Income Taxes," deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities. Deferred tax assets and  liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these assets and liabilities are expected to be recovered or settled. The Company provides a valuation allowance when it is more likely than not that some or all of the net deferred tax assets will not be realized.

Loss per common share:
Basic earnings (loss) per common share excludes dilution and is computed by dividing net income  (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other  contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted earnings per share are the same. The amount of potentially dilutive securities excluded from the calculation was 4,224,982 and 408,630 at December 31, 2007 and 2006, respectively.

Stock-based compensation:
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires the Company to expense the fair value of all employee options over the vesting period. The Company selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2007 which includes 1) current year compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current year compensation cost related to stock-based payments granted on or after January 1, 2007, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

For the years ended December 31, 2007 and 2006, the Company recognized stock-based employee compensation expense of $376,844 and $203,459, respectively, in accordance with SFAS 123(R). $376,844 and $79,222 of this expense resulted from the grants of stock options to employees and directors of the Company for the years ended December 31, 2007 and 2006, respectively. $166,470 and $123,006 of this expense resulted from the modification of 205,000 options granted in 2004 whereby the exercise price was for the years ended December 31, 2007 and 2006, respectively amended in June 2006, from $.70 to $3.50 per share in order to comply with certain recent tax regulations as they pertain to stock option plans. In connection with the repricing of those options, the Company granted restricted stock to the affected executives. The Company did not capitalize any stock-based compensation cost.

The Company recorded consulting expense of $60,371 and $13,202 for the years ended December 31, 2007 and 2006, respectively, related to the stock options granted to non-employees from February 2005 to March 2007. The Company accounts for stock options granted to non-employees on a fair value basis over the vesting period using the Black-Scholes option pricing method in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The initial non-cash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of the Company’s common stock and amortized to consulting expense over the related vesting period.

Notes to the Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

As of December 31, 2007, there was approximately $11,000 of unamortized consulting expense associated with the unvested options through December 31, 2009.

For the purpose of valuing options granted to employees and non-employees during the years ended December 31, 2007 and 2006, the Company has used the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Dividend Yield	0%	0%
Risk-free Interest Rate	3.74% - 4.90%	4.70% - 5.04
Volatility	73% - 86%	62% - 64%
Expected Term	5	5 - 7

Volatility was calculated based on industry comparables at the dates of grant. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. There have been no forfeitures since inception. Therefore, the amount of estimated forfeitures included in the calculation is assumed to be zero.  The expected term of awards represents the period of time that options granted are expected to be outstanding.

Reclassifications:
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Notes to the Financial Statements

Note 2 - Related party transactions:

Notes payable:
On August 14, 2005, Denali, an affiliate of a significant stockholder of the Company, issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“PBI”), an affiliate of a significant stockholder of the Company. This note and all accrued interest would have matured on August 14, 2008, or earlier if certain events had occurred. The note was issued to PBI for future expenses that it paid on behalf of the Company. As of December 31, 2006, the principal balance of this note was $31,310. On December 31, 2006, this note was assigned to Paramount BioSciences, LLC (“PBS”, an affiliate of a significant stockholder of the Company). This note was assumed by Velcera in connection with the Recapitalization in February 2007. In May 2007, this note was fully repaid.

On January 30, 2006, Denali issued a 5% promissory note payable to PBS. This note and all accrued interest would have matured on January 30, 2009, or earlier if certain events had occurred. The note was issued to PBS for future expenses that it has since paid on behalf of Denali. As of December 31, 2006, the principal balance of this note was $20,614. This note was assumed by Velcera in connection with the Recapitalization in February 2007. In May 2007, this note was fully repaid.

In January 2007, certain directors of the Company loaned the Company $285,000. These amounts were repaid in shares of the Company’s common stock in the Company’s February 2007 private placement.

Administrative Costs:
In 2004, the Company became obligated to pay monthly fees for administrative services to PBS. The fees, which increased during 2004 from $400 per month to $750 per month, totaled $2,250, $4,500 and $24,700, respectively, for the years ended December 31, 2007 and 2006 and period from September 24, 2002 (inception) to December 31, 2007. In the second quarter of 2007, this agreement was terminated.

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the Recapitalization in February 2007. On February 27, 2007, this agreement was terminated. In May 2007, all amounts outstanding under this agreement were fully repaid.

In May 2004, the Company signed an agreement to lease office space from the Chief Executive Officer. This operating lease commenced effective, May 1, 2004 and was on month-to-month basis and was terminated in August 2007. Rent expense under the lease for the years ended December 31, 2007 and 2006 was $20,800 and $31,200, respectively.

Employment agreement:
The Company has an employment agreement with its CEO. At December 31, 2007, future employment contract commitments for the CEO total approximately $275,000 at December 31, 2007.

Note 3 - License agreement:

In June 2004, the Company entered into a license agreement (the “License Agreement”) to acquire the rights to an exclusive, world-wide, royalty-bearing sublicense to develop and commercialize a technology intended to deliver therapeutic compounds to animals through a metered dose oral spray (the “Buccal Sprays Technology”).

$1,500,000 was expended under the License Agreement and charged to research and development expense during the year ended December 31, 2004. Pursuant to the License Agreement, the Company agreed to issue 529,500 shares of common stock. In connection therewith, $529 was charged to research and development expense during the year ended December 31, 2004 for the estimated fair value of the shares. Based on the occurrence of certain events, as defined in the License Agreement, future milestone payments are to be paid

Notes to the Financial Statements

Note 3 - License agreement (continued):

upon a Velcera application being accepted for review by the United States and European Union regulatory authorities and when those applications are approved. These potential milestone payments would total $8,180,000 for the first five such Velcera products. In addition, the Licensing Agreement calls for the payment of a $250,000 licensing fee upon the completion of the Company’s first financing in excess of $10 million.

There are no minimum royalties required under the License Agreement. However, the Company is obligated to make royalty payments based on Company net sales, as defined, of Velcera products based upon the licensed technology and on royalties, milestones and license fees earned by the Company from the sub-licensing of the licensed technology. During 2007, the Company paid $125,000, in accordance with the License Agreement, for certain milestones that were reached. No milestone payments were made in the year ended December 31, 2006.

Note 4 - Property and equipment:

Property and equipment consists of the following:

	December 31,
	2007	2006
Leasehold improvements	$18,999	$-
Computer and office equipment	52,881	31,221
Furniture and fixtures	13,877	-
	85,757	31,221
Less: accumulated depreciation and amortization	22,488	12,217
	$63,269	$19,004

Note 5 – Stockholders' equity:

Preferred Stock :
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

Common Stock :
Velcera is authorized to issue 75,000,000 shares of common stock, $.001 par value per share of which a total of 12,039,804 and 5,980,160 shares were issued at December 31, 2007 and 2006, respectively.

In 2002, the Company issued 3,000,000 shares of common stock to its founders for subscriptions receivable of $3,000 or $.001 per share. During 2003, the Company received the proceeds.

On April 20, 2004, the Company issued and sold to its CEO 259,026 shares of restricted common stock for  $259, or $.001 per share. These shares vested equally over a three-year period from the date of issuance.

On September 13 and October 15, 2004, the Company completed a private placement of 2,031,634 shares of common stock  at a per share price of $3.50. After deducting commissions and other expenses relating to the private placement, the Company received net proceeds of $6,554,844. In connection with this financing, the Company issued a warrant to purchase 202,090 shares of the Company’s common stock at a strike price of $3.85 with a seven year term.

Notes to the Financial Statements

Note 5 - Stockholders Equity (continued):

On June 1, 2006, the Company issued 160,000 shares of restricted common stock at fair value of $3.50 per share in connection with the modification of the pricing of certain options to its employees resulting in a charge to compensation expense for the estimated allocated fair value of the shares of $343,337.

Stock Options
In 2003, the Company established a stock incentive plan (the " 2003 Plan") under which incentive stock and/or options may be granted to officers, directors, consultants and key employees of the Company for the purchase of up to 600,000 shares of common stock. The options have a maximum term of ten years, vest over a period to be determined by the Company’s Board of Directors and have an exercise price at or above fair market value on the date of grant.

In 2007, the Company established a stock incentive plan (the “2007 Plan”) under which incentive stock and/or options may be granted to officers, directors, consultants and key employees of the Company for the purchase of up to 1,000,000 shares of common stock. The options have a maximum term of ten years, vest over a period to be determined by the Company’s Board of Directors and have an exercise price at or above fair market value on the date of grant.

In 2006, the Company granted 39,467 stock options under the Plan to employees and non-employee consultants with exercise prices ranging from $1.88 to $3.75 per share. Each option granted in 2006 has a 10 year term and vests over a three-year period from grant date. Also on June 1, 2006, in connection with the grant of 160,000 shares of restricted stock discussed above, the Company modified the exercise price of 205,000 options originally granted to employees during 2004 from $.70 to $3.50.

In 2007, the Company granted 833,980 options under the 2003 and 2007 Plans to employees, directors and non-employee consultants with an exercise price of $1.87. Options issued to certain consultants vested immediately. Each option granted to employees and directors in 2007 has a 10 year life and vests over a three-year period from grant date.

A summary of the Company’s stock option activity and related information is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	408,630	$2.07	369,163	$2.05
Granted	833,980	$1.87	39,467	$2.22
Outstanding at end of year	1,242,610	$1.94	408,630	$2.07
Options exercisable at year-end	453,154	$2.09	235,441	$2.41
Weighted-average fair value of options granted during the year		$1.24		$1.23

The weighted average remaining contractual life of options outstanding and exercisable at December 31, 2007 and 2006 is 8.56 and 7.99 years, respectively. The weighted average fair value of options outstanding as of December 31, 2007 is approximately $1.38 per option, as determined using the Black-Scholes option pricing model.

As of December 31, 2007, the total compensation expense related to non-vested options not yet recognized totals approximately $451,000, $357,000 and $219,000 for the years ended December 31, 2008, 2009 and 2010,  respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2007 totaled $782,000, which represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2007. The aggregate intrinsic value of exercisable options at December 31, 2007 was $298,000.

Based upon the Company’s experience 100% of the above stock options or 1,242,610 options, are expected to vest in the future, under their terms.

Notes to Financial Statements

Note 6 – Private placement:

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

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007 or the Company would be subject to certain liquidating damages. The Registration Statement was filed with the SEC on April 27, 2007.  The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

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

Note 7 – Recapitalization:

On February 27, 2007, pursuant to The Merger Agreement, Velcera merged with and into Merger Co., a wholly-owned subsidiary of Denali, which at that time was a reporting public corporation with no operations. On February 27, 2007 and immediately following the Recapitalization, the Company completed a short-form merger with Denali, whereby Velcera was merged with and into Denali, and changed Denali’s name to Velcera, Inc.

At the effective time of the Recapitalization, the legal existence of Merger Co. ceased and all of the shares of Velcera common stock (the “Velcera Common Stock”) that were outstanding immediately prior to the Recapitalization were cancelled. Simultaneously, Denali issued to the former holders of Velcera Common Stock in consideration of their Velcera Common Stock, an aggregate of 12,037,864 shares of Denali’s common stock, representing the aggregate outstanding shares of Velcera Common

Notes to Financial Statements

Note 7 – Recapitalization (continued):

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

Note 8 – Commitments:

The Company has an employment agreement with its CEO. At December 31, 2007, future employment contract commitments for the CEO total approximately $275,000 for the year ended December 31, 2007. The Company leases its offices and equipment. For its office lease actual rents will depend, in part, on operating and utility expenses associated with the office. Under the office lease, the rent increases by 3% annually. Rent expense for the years ended December 31, 2007 and 2006 was $71,000 and $31,200, respectively. The aggregate future commitment for minimum rentals as of December 31, 2007 is as follows:

2008	$94,000
2009	97,000
2010	96,000
2011	77,000
2012	65,000

Note 9 - Income taxes:

There was no current or deferred income tax provision for the years ended December 31, 2007 or 2006.  The Company's deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards - Federal	$3,694,000	$2,538,000
Net operating loss carryforwards - State	651,000	447,000
Deferred revenue	104,000	-
Prepaid license fees	(17,000)	-
Totals	4,432,000	2,985,000
Less valuation allowance	(4,432,000)	(2,985,000)
Net deferred tax assets	$-	$-

Notes to the Financial Statements

Note 9 – Income Taxes (continued):

At December 31, 2007, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $10,859,000 expiring through 2027.

The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $1,447,000 and $1,092,000, respectively. The tax benefit assumed was calculated using a Federal statutory tax rate of 34% and state tax rate of 6%, and was fully offset by the aforementioned valuation allowance.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Pennsylvania jurisdictions. The Company has never been audited by any tax authority. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period.

A reconciliation of the Company’s effective tax rate is as follows:

Year Ended December 31,
	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	35.4%	37.1%
Other	4.6%	2.9%

Effective tax rate	0.0%	0.0%