Form 10KSB/A
period 2007-12-31
VELCERA, INC.
filed 2008-04-28
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”). ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

This Annual Report on Form 10-KSB/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This Annual Report on Form 10-KSB/A is being filed solely to amend and restate Items 9 through 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was previously filed with the Commission. Other than these sections, no information contained in the Form 10-KSB has been revised.

Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of April 26, 2008:

Name	Age	Positions

Dennis F. Steadman	55	Chief Executive Officer and Director
John Michael Preston	61	Chairman of the Board of Directors(1)
Joshua A. Kazam	31	Director (1)
Jason Stein, M.D.	35	Director (1), (2)
Manya S. Deehr	45	Director (2)
Harold L. Zuber, Jr.	58	Director (2)
Matthew C. Hill	39	Chief Financial Officer
Antonio M. Benitz	58	Vice President, Research and Development
David M. Petrick	58	Vice President, Regulatory Affairs

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

Our by-laws provide that the number of directors, as determined from time to time by the board of directors, shall not be less than 1 or more than 10. Pursuant to our by-laws, the board of directors has set the number of directors at six. Directors of the Company are elected annually and hold offices until their successors are elected and qualified, or until their earlier removal, death or resignation. On March 21, 2008, the Company announced the resignation of Kevin Vasquez from the board.

Dennis F. Steadman, President, Chief Executive Officer and Director

Mr. Steadman has served as our Chief Executive Officer and as a director since May 2004. Prior to joining Velcera, Mr. Steadman founded Valorum Associates Ltd. where he served as its President, providing executive management and strategic advisory services to animal health and related industries. From its creation in 1997 until 2001, Mr. Steadman held the position of Vice President, North American Operations and Global Management Committee Member with Merial Ltd., a leading animal health company, where he successfully lead the integration of the veterinary businesses of Merck AgVet and Rhone Poulenc (Sanofi-Aventis) in North America. From 1994 to 1997, Mr. Steadman was Vice President of U.S. Operations for Merck AgVet, and prior to which he was responsible for Pacific Region Operations. Prior to joining Merck, Mr. Steadman was with Chase Econometrics (subsidiary of Chase Manhattan Bank) for more than a decade conducting business research and providing consulting services to the agri-business sector. Mr. Steadman holds a Master of Science degree in Agricultural Economics from Pennsylvania State University with a focus on marketing and statistics, a B.S. degree from Pennsylvania State University in Agricultural Business Management, and has completed an Executive Program in Finance at the Harvard Business School.

John Michael Preston, BVMS, PhD, MRCVS, Chairman of the Board of Directors

Dr. Preston has served as a director of Velcera since May 2004. From 1997 to 2000, Dr. Preston was the founding Executive Chairman of Merial, a large animal health and poultry genetics company. From 1993 to 1997, he was President of Merck AgVet and served on the Management Committee of Merck & Co Inc. From 1987 to 1991, Dr. Preston held worldwide responsibility for animal health product development within Merck. Dr. Preston is also a former member of the board of directors of Astra Merck Inc. and Johnson & Johnson - Merck. Dr. Preston obtained his veterinary degree from the University of Glasgow and a PhD from the London School of Hygiene and Tropical Medicine. Dr. Preston is an honorary Professor in the Department of Clinical Studies at the University of Glasgow Veterinary School.

Joshua A. Kazam, Director

Mr. Kazam has been a director of Velcera since our inception. Since September 2004, he has been a partner in Two River Group Holdings, LLC, a New York based venture capital group focused on creating new companies to in-license and develop novel technologies. From July 1999 to September 2004, Mr. Kazam served as a managing director at another venture firm, where he was responsible for the operations of venture investments. Mr. Kazam also currently serves as a director of several privately held companies. Mr. Kazam is a graduate of the Wharton School of the University of Pennsylvania.

Jason Stein, M.D., Director

Dr. Stein has served as a director of Velcera since May 2004.   Dr. Stein is currently founder and co-chairman of Actin Capital LLC and Actin Biomed LLC, each New York based healthcare investment firms.  Previously, Dr. Stein served as the Senior Analyst at Paramount BioCapital Asset Management, Inc., where he  was  responsible for medical, scientific, and financial research of pharmaceutical products and technologies, since January 2000.  Dr. Stein currently serves of the board of directors of Chelsea Therapeutics International, Ltd. (OTCBB: CHTP). Dr. Stein is also an officer or director of several other privately held development-stage biotechnology companies. Dr. Stein received his undergraduate degree from the University of Michigan and his medical degree from Saba University.

Manya S. Deehr, Director

Ms. Deehr has served as a director of Velcera since July 2007. Ms. Deehr is the Chief Legal Officer and Secretary of Eurand N.V. (NASDAQ: EURX) (“Eurand”). Eurand is a specialty pharmaceutical company engaged in the development, manufacture, and commercialization of enhanced pharmaceutical and biopharmaceutical products based on its proprietary drug formulation technologies. From October 2000 to January 2007, Ms. Deehr was a partner in the business and finance practice of Morgan Lewis & Bockius LLP, where she worked exclusively with life sciences companies. Prior to joining Morgan Lewis, she was, among other things, Vice President, General Counsel and Corporate Secretary for an early-stage drug discovery company and a law clerk for the Honorable Giles S. Rich on the U.S. Court of Appeals for the Federal Circuit. She is admitted to practice in Pennsylvania, California, Colorado and before the U.S. Patent and Trademark Office, the U.S. Supreme Court, and the U.S. Court of Appeals for the Federal Circuit. Ms. Deehr has a law degree from the University of Wisconsin Law School and a bachelor degree in biochemical sciences from Harvard University.

Harold L. Zuber, Director

Mr. Zuber has served as a director of Velcera since July 2007. Mr. Zuber is currently engaged in entrepreneurial interests with a number of direct minority investments in companies across various industries.  From 1990 to 2003 he was Chief Financial Officer of Teleflex Incorporated (NYSE:TFX), a diversified industrial company specializing in the design, manufacture and distribution of specialty-engineered products serving the commercial, aerospace, and medical industries. Mr. Zuber currently serves on the board of directors of a private medical device startup company and of a private electronics distributor.  Mr. Zuber has also served on boards of two public companies, a medical sterilization services company and a mortgage real estate investment trust for which he also served as chairman of the audit committee.  Mr. Zuber holds a degree in Business Administration from Clarion State College and is a member of the American Institute of Certified Public Accountants.

Matthew C. Hill, Chief Financial Officer

Mr. Hill joined Velcera as Chief Financial Officer in May 2007. Prior to joining Velcera, Mr. Hill was Chief Financial Officer and Vice President of Operations of EP MedSystems, Inc., a publicly-held medical device company from March 2003 through May 2007. From 1994 through 2002, Mr. Hill held various positions, up to the level of senior manager, with Grant Thornton LLP, the U.S. member firm of the international accounting and auditing organization of Grant Thornton International. Mr. Hill holds a Bachelors of Science degree from Lehigh University.

Antonio M. Benitz, DVM, MS, Vice President, Research and Development

Dr. Benitz joined Velcera as Vice President, Research and Development in 2004. Prior to joining Velcera, he was Vice President of Research and Development for Pharmacia Animal Health from 1999 to 2003 where he was head of a global Research and Development group that brought several new products to market. Following the acquisition of Pharmacia by Pfizer in 2003 he was responsible for the integration of both legacy research and development teams at the Kalamazoo, MI site until he departed in 2004. Prior to joining Pharmacia, he was Director of Research and Development, North America for Hoechst-Roussel Vet (Intervet) from 1996 to 1999. He also spent 8 years with Merck Animal Science Research and five years with Schering-Plough Animal Health. He is a veterinarian with experience in building and running a private companion animal practice. Dr. Benitz earned a B.S. degree with honors from the University of California, Davis; a Master of Science degree in reproductive physiology from the University of Illinois; and a Doctor of Veterinary Medicine degree from the University of Saskatchewan, Canada.

David M. Petrick, VMD, JD, Vice President, Regulatory Affairs

Dr. Petrick joined Velcera part-time as Vice President, Regulatory Affairs in 2004. Prior to joining Velcera, Dr. Petrick spent 15 years as the head of Worldwide Regulatory Affairs for Schering-Plough Animal Health Corporation. Prior to Schering-Plough, Dr. Petrick was employed by American Cyanamid Company for 10 years in the Program Development and Regulatory Affairs groups. Prior to Cyanamid, he was base veterinarian in the US Air Force. Dr. Petrick obtained his veterinary degree from the University of Pennsylvania and also holds a J.D. from the Seton Hall University School of Law.

Corporate Governance

Our board of directors has six directors and has established an Audit Committee and a Compensation Committee as its standing committees. Our board does not have a nominating committee or an executive committee or any committees performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that all of our directors, other than Dennis F. Steadman, are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence. In addition, our board has determined that all members of its Audit Committee, in addition to meeting the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc., also meet the criteria for independence for audit committee members set forth in the Securities Exchange Act of 1934, as amended, including the rules and regulations promulgated thereunder.

Audit Committee

We have an Audit Committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Currently, Harold L. Zuber, Jr., Jason Stein and Manya S. Deehr are members of the Audit Committee. Mr. Zuber qualifies as an independent “audit committee financial expert” as such term is defined in Item 407(d)(s) of Regulation S-K. The Board has determined that all the members meet the SEC’s requirements with respect to independence of listed company Audit Committee members.

The Audit Committee operates pursuant to a written charter which is available on the Company’s website at www.velcera.com

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is included in our Code of Business Conduct and Ethics. All of our directors and employees, including our Chief Executive Officer and other senior executives, are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Business Conduct and Ethics to the attention of Velcera, through management or by using the Company’s confidential compliance line. A copy of our Code of Business Conduct and Ethics is available on our website at www.velcera.com. We will also provide a copy of our Code of Business and Conduct and Ethics to any person without charge upon written request addressed to Velcera, Inc., 777 Township Line Road Yardley, Pennsylvania 19067, Attention: Matthew C. Hill, Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Form 5s (Annual Statement of Changes in Beneficial Ownership of Securities) were required for those persons, we believe that, with respect to the year ended December 31, 2007, all of our executive officers, directors and greater than 10% beneficial owners did comply on a timely basis with all such filing requirements.

Item 10. Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this report with management and, based on that review and discussion, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee:

John M. Preston, Chair
Joshua Kazam
Jason Stein

Compensation Discussion and Analysis

Compensation Objectives

We refer to our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officers as our named executive officers. For all named executive officers, compensation is intended to be performance-based. Our Compensation Committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

In establishing compensation for named executive officers, the following are the Compensation Committee’s objectives:

•	Attract and retain individuals of superior ability and managerial talent;

•	Ensure officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders; and

•
Enhance the officers’ incentive to increase our stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation for management in the form of direct ownership in us through stock options.

To achieve these objectives, our overall compensation program aims to pay our named executive officers competitively, consistent with our success and their contribution to that success. To accomplish this we rely on programs that provide compensation in the form of both cash and equity. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between cash and equity, the Compensation Committee reviews the allocation of compensation of several biopharmaceutical companies that are similarly situated to us with respect to size, product pipeline and development activities to help its determination. The Compensation Committee also considers the balance between providing short-term incentives and long-term parallel investment with stockholders to align the interests of management with stockholders.

Determination of Compensation Awards

The Compensation Committee is provided with the primary authority to determine and recommend to our board of directors the compensation awards available to our named executive officers. To aid the Compensation Committee in making its determination, Mr. Steadman provides recommendations annually to the Compensation Committee regarding the compensation of all named executive officers other than himself. Each named executive officer, in turn, participates in an annual performance review with Mr. Steadman and the Compensation Committee to provide input about their contributions to our business for the period being assessed. The Compensation Committee has the sole authority to determine the compensation of Mr. Steadman. The performance of Mr. Steadman is reviewed annually by the Compensation Committee.

The Compensation Committee has the authority pursuant to its charter to retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies. The Compensation Committee has not delegated any of its functions to others in determining executive and/or director compensation and we do not currently engage any consultants with respect to executive and/or director compensation matters.

Compensation Benchmarking and Peer Group

We conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers. In addition, our Compensation Committee has historically taken into account:

•	input from other independent members of our board of directors;

•	survey information on compensation in our industry which we access as appropriate; and

•	publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

The Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable, publicly-held companies. To that end, we benchmark our executive compensation against the compensation paid by several biopharmaceutical companies that are similarly situated to us with respect to size, product pipeline and development activities. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

We recognize that to attract, retain and motivate key individuals, such as our named executive officers, the Compensation Committee may determine that it is in our best interests to negotiate total compensation packages with our executive management that may deviate from the general principle of targeting total compensation at the median level for the peer group. Actual pay for each named executive officer is determined around this structure, driven by the performance of the executive over time, as well as our annual performance.

Elements of Compensation

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based upon the annual reviews of our named executive officers during 2007, the Compensation Committee approved the following base salaries for 2008:

		Salary Adjustment
Name	2007 Salary ($)	($)	(%)	2008 Salary ($)(3)
Dennis Steadman	275,000	(27,500)	(10)%	247,500
Matthew Hill (1)	186,000	(1,500)	(1)%	184,500
Antonio Benitz	235,000	(19,000)	(8)%	216,000
David Petrick(2)	96,000	43,500	45%	139,500

(1)	Mr. Hill joined Velcera in May 2007.
(2)	Mr. Petrick works for the Company part-time. The 2008 base salary reflects an increased time commitment over 2007.
(3)	The 2008 Salary amounts reflect the base salaries of the officers as of April 1, 2008.

Performance-Based Compensation

We have a well documented and structured annual incentive bonus program to reward named executive officers, as well as other employees, based on our performance and the individual’s contribution to that performance. This allows named executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved. In determining the compensation awarded to each named executive officer based on performance, the Compensation Committee evaluates our and the executive’s performance in a number of areas.

Pursuant to our annual bonus program, named executive officers are eligible for bonuses to be paid annually in cash, typically in mid-February, as was the case this year, based on the prior year’s performance. The criteria used to determine the bonus for Mr. Steadman is based wholly on corporate goals established by the Compensation Committee. The criteria used to determine the bonus amounts for our other named executive officers includes the corporate goals as well as individual goals established by the Compensation Committee.

The corporate and individual goals established by the Compensation Committee for evaluating our performance and the performance of our named executive officers include several strategic and financial indicators which the Compensation Committee considers to be fair drivers of stockholder value creation. For 2007, our corporate and individual goals fell generally in the following categories: execution of strategic partnership agreements, reaching certain development milestones, development of other Promist™ products, the creation of additional products outside of the Promist™ technology and an increase in share price. The Compensation Committee considers these goals to be fair drivers of stockholder value creation, and the corporate and individual goals for 2008 are similar to those for 2007.

While using general criteria to evaluate performance, we do rely on formulaic determination of the annual bonus amounts. Under the annual incentive bonus program, based upon the performance criteria set forth above, Mr. Steadman was eligible to earn a bonus targeted at $300,000 in 2007 prorated from May through December. The bonus was payable 60% in cash (as a lump-sum payment on or before March 15th of the following calendar year) and 40% in common stock of the Company. One-half of the bonus was based on the achievement of certain share price goals and the balance was based on the achievement of corporate goals. In addition, other than for products and technologies incorporating PromistTM delivery technology, Mr. Steadman was eligible to receive a lump-sum cash bonus of $50,000 no later than 30 days following the adoption of each new product or technology by the Company, as approved by the Board, including, without limitation, the adoption of a new product or technology acquired through acquisition or in-licensing. Mr. Steadman achieved approximately 62% of his corporate goals and one new product was adopted by the board for which he received $109,325 in cash and 19,775 in shares of Velcera common stock valued at $39,550.

Mr. Hill and Dr. Benitz were eligible to earn a cash bonus targeted at 30% and 60%, respectively, of their respective base salaries. Dr. Petrick was not bonus eligible in 2007, but was provided a discretionary bonus in 2007. Based upon our performance and the performance of the individual named executive officers, each named executive officer can earn up to 120% of the specified target bonus if all corporate and individual goals are exceeded beyond the highest specified threshold. If none of the corporate or individual goals are achieved at the minimum threshold, the named executive officer would not be eligible to receive any bonus under our annual incentive bonus program. The Compensation Committee also retains the discretion to increase or decrease bonuses based on individual or company-wide circumstances not addressed or contemplated at the time when the individual and company-wide performance goals were established. As shown below in the “Summary Compensation Table,” Mr. Hill and Dr. Benitz earned cash bonuses in the amount of $30,770 and $100,000, respectively for their services. These amounts represented 87% and 71% of the targeted bonus amounts for Mr. Hill and Mr. Benitz, respectively. Dr. Petrick was not bonus eligible in 2007 but received a discretionary bonus of $22,000. In 2008, Dr. Petrick is eligible to earn a cash bonus targeted at 30% of his base salary

The Compensation Committee believes that the payment of the annual incentive bonus in cash provides incentives necessary to retain our named executive officers and reward them for short-term company performance.

Discretionary Long-Term Equity Incentive Awards

Our named executive officers and all of our employees, are eligible to participate in our annual award of stock option grants.

Guidelines for the number of stock options and restricted stock awards granted to each named executive officer are determined using a procedure approved by the Compensation Committee based upon several factors, including the such officer’s level of responsibility, performance and the value of the stock option at the time of grant. As a result, additional grants other than the annual award may be made following a significant change in job responsibility or in recognition of a significant achievement. In addition, the Compensation Committee approves the awarding of an initial grant of stock options at the time of hire to attract talented executive officers.

Stock options granted under our stock plan generally have a three-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. We grant options at the fair market value of the underlying stock on the date of grant.

We do not have any programs, plans or practices with respect to the timing of stock option grants in coordination with the release of material nonpublic information and the Compensation Committee generally grants all stock options at regularly-scheduled meetings. Likewise, we do not time the release of material nonpublic information for the purpose of affecting the value of equity or other compensation granted to our named executive officers. With respect to annual incentive stock option grants for our named executive officers, the Compensation Committee generally grants stock options to our named executive officers at the first regularly-scheduled meeting of each fiscal year.

Defined Contribution Plans

We do not, currently, have a Section 401(k) Savings/Retirement Plan, or other post retirement plan.

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly-qualified personnel. Named executive officers are eligible to participate in all of our employee benefit plans, such as medical and dental in each case generally on the same basis as other employees.

Employment Agreements with Executives

President & Chief Executive Officer

On June 12, 2007, we entered into an employment agreement with Dennis F. Steadman pursuant to which Mr. Steadman agreed to continue to serve as the Company’s President and Chief Executive Officer. Mr. Steadman’s previous employment agreement dated April 20, 2004 expired on May 2, 2007. The term of the employment agreement commenced on June 8, 2007 and continues through December 31, 2007. The term automatically renews on January 1, 2008 and on each successive anniversary date thereof for a one-year period unless written notice is given by the Company or Mr. Steadman of its or his intention not to extend the term at least 60 days prior to December 31, 2007 or such subsequent anniversary date, as the case may be. The agreement provides that Mr. Steadman will receive a base salary of $275,000 each year and will be eligible to receive an annual bonus having an aggregate value of $300,000, prorated for the period from May 1, 2007 to December 31, 2007 subject to agreed upon goals. The bonus is payable 60% in cash as a lump sum payment on or before March 15th of the following calendar year and 40% in common stock of the Company. The board of directors of the Company will consider increases to the bonus on an annual basis. Mr. Steadman is also eligible to receive additional bonuses of $50,000 in connection with the Company’s acquisition, in-licensing, or adoption of new products and technologies. The agreement also provides that Mr. Steadman is entitled to receive total stock options relating to 280,000 shares of the Company’s common stock. The stock options were issued by the Company on May 25, 2007 under the Company’s 2007 Stock Incentive Plan at an exercise price of $1.87 per share.

Chief Financial Officer

Velcera and Mr. Hill entered into an employment letter agreement dated April 3, 2007 whereby Mr. Hill will serve as Velcera’s Chief Financial Officer on an at-will basis. The agreement provides for an initial annual base salary of $186,000 and the opportunity for Mr. Hill to earn an annual discretionary bonus in an amount up to 30% of Mr. Hill’s then current annual base salary. The employment agreement also provides that Mr. Hill will receive an option to purchase 100,000 shares of our common stock at an exercise price of $1.87 per share. The option vests in three equal annual installments, commencing on May 14, 2008. Subject to certain exceptions, in the event Mr. Hill’s employment is terminated by Velcera within one year following a “change of control” (as defined in the employment letter agreement), Mr. Hill is entitled to receive on the date of termination an amount equal to his then current annual base salary, an amount equal to the mid-point of Mr. Hill’s then annual discretionary bonus range, and all unvested portions of his stock option grant will vest. Additionally, if Velcera terminates Mr. Hill without “cause” (as defined in the employment letter agreement), Mr. Hill is entitled to a severance payment equal to three months of his then monthly base salary.

Vice President, Research and Development

On September 1, 2004, Antonio Benitz, DVM, MS accepted an at-will position with us to serve as our Vice President, Research and Development. Dr. Benitz receives an annual base salary of $235,000 and is also eligible for a bonus, at the discretion of our board of directors, of up to 60% of his base salary. Additionally, Dr. Benitz is eligible to receive additional cash bonuses upon (a) the acceptance for review by the FDA (or its European equivalent) of each sponsored product during the term his employment with us and (b) final approval by the FDA (or its European Equivalent) for each sponsored product during the term of his employment with us. Also, in conjunction with his employment, we granted Dr. Benitz options to purchase 135,000 shares of our common stock, which currently have an exercise price equal to $3.50 per share. These options vest in equal parts on each of the first three (3) anniversaries of the respective grant dates, in each case only if Dr. Benitz remains employed by us at such times. On April 27, 2006, in connection with the repricing of such options, we granted Mr. Benitz 100,000 shares of restricted stock, which vest upon certain liquidity events, including, without limitation, 180 days following the date upon which our common stock is tradable on the OTCBB.

Vice President, Regulatory Affairs

On July 7, 2004, David Petrick, DVM, JD accepted a part-time at-will position with us to serve as our Vice President, Regulatory Affairs. Dr. Petrick receives an annual base salary of $96,000 and is also eligible to receive additional cash bonuses upon (a) the acceptance for review by the FDA (or its European equivalent) of each sponsored product during the term his employment with us and (b) final approval by the FDA (or its European Equivalent) for each sponsored product during the term of his employment with us. Also, in conjunction with his employment with us, we granted Dr. Petrick options to purchase 80,000 shares of common stock, which currently have an exercise price equal to $3.50 per share. These options vest in equal parts on each of the first three (3) anniversaries of Dr. Petrick’s employment with us, in each case only if Dr. Petrick remains employed by us at such times. On April 27, 2006, in connection with the re-pricing of such options, we granted Mr. Petrick 70,000 shares of restricted stock, which vest upon certain liquidity events, including, without limitation, 180 days following the date upon which our common stock is tradable on the OTCBB.

Severance and Change of Control Payments

Mr. Steadman’s employment agreement provides for certain compensation upon termination of employment as follows:

The agreement generally provides that if Mr. Steadman’s employment is terminated by the Company without “cause” (as defined in the agreement) and not in connection with a “change of control” (as defined in the agreement) or if he terminates his employment for “good reason” (as defined in the agreement), the Company will pay Mr. Steadman (i) his base salary for a period of 12 months following such termination, (ii) a lump sum on the date of any termination any expense reimbursement owed through that date, and (iii) an additional amount in cash equal to $822.00 multiplied by the number of days the Company employed Mr. Steadman during the then current calendar year. The agreement also provides for compensation in the event Mr. Steadman’s employment is terminated by the Company prior to and as a result of, or within one year following a change of control resulting in the Company or its stockholders receiving at least a certain threshold in value. Upon the occurrence of such event, the Company shall pay to Mr. Steadman (i) one year’s base salary in a lump sum, (ii) his expense reimbursement amounts through the date of the change of control, (iii) $300,000 in cash, and (iv) an additional amount in cash equal to $822.00 multiplied by the number of days the Company employed Mr. Steadman during the then current calendar year. In the event, Mr. Steadman’s employment is terminated by the Company prior to and as a result of, or within one year following a change of control resulting in the Company or its stockholders receiving less than a certain threshold in value, then the Company shall pay to Mr. Steadman (i) 6 months base salary in a lump sum, (ii) his expense reimbursement amounts through the date of the change of control, and (iii) an additional amount in cash equal to $822.00 multiplied by the number of days the Company employed Mr. Steadman during the then current calendar year.

The agreement also provides that at all times during Mr. Steadman’s employment and after Mr. Steadman’s termination of employment with the Company, Mr. Steadman will maintain the confidentiality of all confidential information owned by, or received by or on behalf of, the Company or its affiliates. In addition, during the term of Mr. Steadman’s employment with the Company, and for the one-year period after Mr. Steadman’s termination of employment with Company, Mr. Steadman shall not (i) compete against the Company, (ii) solicit in any way the customers of the Company; or (iii) recruit in any way the employees of the Company.

Mr. Hill’s letter agreement provides for certain compensation upon termination of employment as follows:

Subject to certain exceptions, in the event Mr. Hill’s employment is terminated by Velcera within one year following a “change of control” (as defined in the employment letter agreement), Mr. Hill is entitled to receive on the date of termination an amount equal to his then current annual base salary, an amount equal to the mid-point of Mr. Hill’s then annual discretionary bonus range, and all unvested portions of his stock option grant will vest. Additionally, if Velcera terminates Mr. Hill without “cause” (as defined in the employment letter agreement), Mr. Hill is entitled to a severance payment equal to three months of his then monthly base salary.

Compensation Committee Interlocks and Insider Participation

The board of directors has established a Compensation Committee, consisting of Dr. Preston, Mr. Kazam and Dr. Stein. No members of the Compensation Committee are officers, employees or former officers Velcera, Inc. No executive officer of Velcera, Inc. served as a member of the compensation committee or board of directors of another entity (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers served on the compensation committee or as a director of Velcera, Inc.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis S. Steadman President and Chief Executive	2007	250,000	—	39,550	64,244	109,325	—	—	463,119
Matthew C. Hill Chief Financial Officer (3)	2007	117,680	—	—	25,593	30,770	—	—	174,043
Antonio M. Benitz Vice President Research and Development	2007	236,250	—	—	105,898	100,000	—	—	442,148
David M. Petrick Vice President, Regulatory Affairs	2007	96,574	22,000	—	60,572	—	—	—	179,146
Jay Lobell Former Chief Executive Officer and President (4)	2007	—	—	—	—	—	—	—	—

(1)	Mr. Steadman’s bonus calls for 40% to be paid in Company stock.
(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2007. Assumptions used in the calculation of this amount for employees are identified in footnote one to Velcera’s financial statements for the year ended December 31, 2007.

(3)	Mr. Hill joined Velcera in May 2007.
(4)	Mr. Lobell served as Chief Executive Officer and President of Denali Sciences, Inc. from its inception in August 2005 until the merger with Velcera on February 27, 2007.

GRANTS OF PLAN-BASED AWARDS

The following table includes certain information with respect to grants of plan-based awards to the Named Executive Officers during the fiscal year ended December 31, 2007.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payments Under Equity Incentive Plan Awards
Name	Grant Date	Plan Name	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Dennis F. Steadman (1)	5/24/07	2007 Plan	—	—	—	—	—	—	280,000	1.87	343,975
Matthew Hill (2)	5/14/07	2007 Plan	—	—	—	—	—	—	100,000	1.87	122,848

(1)
Upon executing his employment agreement Mr. Steadman received total stock options relating to 280,000 shares of the Company’s common stock. The stock options vest upon meeting certain performance based goals.

(2)
Upon Mr. Hill’s employment he received an option to purchase 100,000 shares of our common stock at an exercise price of $1.87 per share. The option vests in three equal annual installments, commencing on May 14, 2008.

OPTIONS EXERCISED AND STOCK VESTED TABLE

No stock options were exercised by Named Executive Officers during the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (each as converted pursuant to the Recapitalization):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,242,609	2.09	1,206,120

Total	1,242,609	2.09	1,206,120

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of our named executive officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Dennis F. Steadman (2)	—	280,000	—	1.87	5/24/17	19,775	39,550
Matthew C. Hill	—	100,000	—	1.87	5/24/17	—	—
Antonio M. Benitz	125,000	—	—	3.50	10/18/14	—	—
Antonio M. Benitz	6,666	3,334	—	3.50	11/1/15	—	—
David M. Petrick	80,000	—		3.50	7/7/2014	—	—

(1)
All options granted pursuant to our 2003 Stock Incentive Plan or 2007 Stock Incentive Plan, as amended. Pursuant to both Plans, options vest in equal amounts annually over three years, with the first third vesting on first anniversary of the grant date and each vesting date subject to continued employment with us on each such date.

(2)	Mr. Steadman’s stock option vests upon meeting certain performance based goals.

Severance and Change of Control Arrangements

See “— Employment Agreements with Executives” above for a description of the severance and change of control arrangement with Mr. Steadman and Mr. Hill.

Our board of directors, or a committee thereof, serving as plan administrator of our 2003 Stock Incentive Plan and our 2007 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to our named executive officers and any other person in connection with changes of control. This description constitutes only a summary of the relevant terms of our 2003 Stock Incentive Plan and our 2007 Stock Incentive Plan.

Executive Compensation under the 2003 Stock Incentive Plan

We have outstanding 428,630 stock options issued under our 2003 Stock Incentive Plan at exercise prices ranging from $0.10 to $3.75 per share of which 289,007 have been issued to the named executives or directors.

Executive Compensation under the 2007 Stock Incentive Plan

On May 24, 2007, our Board of Directors adopted and approved our 2007 Stock Incentive Plan and reserved 2,000,000 shares of the Company’s common stock under the that plan. We have outstanding 813,980 stock options issued under that plan all at exercise prices of $1.87 per share, of which 611,666 have been issued to the named executives or directors

Director Compensation

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Michael Preston	35,000	—	8,190	—	—	—	43,190
Dennis F. Steadman	—	—	—	—	—	—	—
Joshua A. Kazam	—	—	6,825	—	—	—	6,825
Jason Stein	—	—	6,825	—	—	—	6,825
Manya S. Deehr	—	—	4,073	—	—	—	4,073
Harold L. Zuber, Jr.	2,310	—	24,228	—	—	—	26,538
Kevin Vasquez (2)			6,825	—	—	—	6,825
Peter M. Kash (3)			30,712				30,712
Stephen C. Rocamboli (3)			30,712				30,712

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2006. Assumptions used in the calculation of this amount for employees are identified in footnote one to Velcera’s financial statements for the year ended December 31, 2007

(2)
Mr. Vasquez resigned as director of the Company, effective as of March 18, 2008. In connection with his departure, the Board accelerated the vesting of his options to purchase 60,000 shares of the Company’s common stock

(3)
Stephen Rocamboli and Peter Kash resigned as directors of the Company, effective as of July 5, 2007. Mr. Rocamboli also resigned as the Company’s secretary. In connection with their departure, the Board accelerated the vesting of an option held by each departing director to purchase 25,000 shares of the Company’s common stock.

(4)	On May 24, 2007, our board of directors approved a director compensation plan whereby directors will be entitled to receive compensation beginning this year as follows:

•	$35,000 in yearly cash compensation for the position of non-executive chairman of the board;
•	$10,000 in yearly cash compensation for the chairman of the audit committee;
•
Annual grants on May 1st of each year (although the 2007 grant was on May 24, 2007) of an option to purchase 25,000 shares of the Company’s common stock to all members of the board of directors, vesting ratably over 3 years; and

•
An additional annual grant on May 1st of each year (although the 2007 grant was on May 24, 2007) of an option to purchase 5,000 shares of the Company’s common stock to the chairman of the compensation committee, also vesting ratably over 3 years.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our outstanding common stock as of April 15, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)(1)	Percentage of Common Stock Beneficially Owned (%)(1)

Dennis F. Steadman (2)	349,050	2.9%

Matthew C. Hill (3)	33,333	***

Antonio Benitz (4)	231,666	1.9%

David Petrick (5)	147,500	1.2%

John M. Preston (6)	131,827	***

Harold L. Zuber	0	***

Jason Stein, M.D. (7)	311,421	2.6%

Joshua Kazam (8)	518,223	4.3%

Manya S. Deehr	0	***

Visium Capital Management, LLC (9) c/o Balyasny Asset Management, LP 650 Madison Avenue New York, NY 10022	2,452,839	19%

Neuberger Berman, LLC (10) 111 River Street Hoboken, NJ 07030	1,002,674	8.1%

Directors and named executive officers as a group, 10 individuals (11)	1,723,021	13.8%

* represents less than 1 percent.

(1)
Assumes 12,039,804 shares of Common Stock are outstanding. Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)
Includes 259,026 shares of common stock sold to Mr. Steadman for $.001 per share pursuant to the terms of his employment agreement and related agreements and 63,500 shares of common stock issuable upon the exercise of fully vested options.

(3)	Includes 33,333 shares of common stock issuable upon the exercise of fully vested options.
(4)	Includes 131,666 shares of common stock issuable upon the exercise of fully vested options.
(5)	Includes 80,000 shares of common stock issuable upon the exercise of fully vested options. Includes a warrant to purchase 2,500 shares of common stock at an exercise price equal to $1.87 per share.
(6)	Includes 84,007 shares of common stock issuable upon the exercise of fully vested options. Includes a warrant to purchase 13,368 shares of common stock at an exercise price equal to $1.87 per share.
(7)	Includes a warrant to purchase 6,684 shares of common stock at an exercise price equal to $1.87 per share and 8,333 shares of common stock issuable upon the exercise of fully vested options.
(8)	Includes 8,333 shares of common stock issuable upon the exercise of fully vested options. Includes a warrant to purchase 20,053 shares of common stock at an exercise price equal to $1.87 per share.
(9)
Represents securities held by Atlas Master Fund, LTD, Visium Long Bias Offshore Fund, LTD, Visium Long Bias Fund, LP, Visium Balanced Offshore Fund, LTD and Visium Balanced Fund, LP, for which Visium Capital Management, LLC is the investment advisor. Jacob Gottlieb and Dmitry Balyasny, principals of Visium Capital Management, LLC, have shared voting and dispositive power with respect to the securities held by these entities. Includes a warrant to purchase 848,562 shares of common stock at an exercise price equal to $1.87 per share.

(10)
Represents securities held by Libertyview Funds, LP, Libertyview Socially Responsible Fund, LP, Libertyview Special Opportunities Fund, LP, and Trust “D” (for a portion of the Assets of the Kodak Retirement Income Plan) for which Neuberger Berman, LLC is the investment advisor. Richard A. Meckler, principal of Neuberger Berman, LLC, has voting and dispositive power with respect to the securities held by these entities. Includes a warrant to purchase 334,224 shares of common stock at an exercise price equal to $1.87 per share.

(11)
Includes warrants to purchase 56,836 shares of common stock held by certain directors and officers, and fully vested options to purchase 409,173 shares of common stock held by certain directors and officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have based our current business plan on exploiting certain exclusive rights to certain intellectual property rights obtained from NovaDel pursuant to the NovaDel License Agreement. Lindsay Rosenwald, M.D., one of our substantial stockholders, and certain trusts for the benefit of Dr. Rosenwald or his children own, in the aggregate, approximately 24% of the outstanding shares of common stock of NovaDel.

We rented office space from Steadman Consulting Co., LLC for $2,600 per month and we have purchased office supplies, computers and furniture from Steadman Consulting LLC for $6,763.87. Our chief executive officer, Dennis Steadman, is the managing member of Steadman Consulting LLC. The lease to rent such office space was terminated in August 2007. Rent expense under the lease for the years ended December 31, 2007 and 2006 was $20,800 and $31,200, respectively.

From October 2000 to January 2007, Manya Deehr, one of our directors, was a partner in the business and finance practice of Morgan Lewis & Bockius LLP, where she worked exclusively with life sciences companies. Since January 1, 2006, Morgan Lewis & Bockius LLP has performed certain legal work for the Company and the approximate dollar value of that legal work during that period was $150,000.

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

Director Independence

Our board of directors has six directors and has established an Audit Committee and a Compensation Committee as its standing committees. Our board does not have a nominating committee or an executive committee or any committees performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that all of our directors, other than Dennis F. Steadman, are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence. In addition, our board has determined that all members of its Audit Committee, in addition to meeting the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc., also meet the criteria for independence for audit committee members set forth in the Securities Exchange Act of 1934, as amended, including the rules and regulations promulgated thereunder.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by J.H. Cohn LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and the review of the financial statements included in our Forms 10-QSB were $91,000 and $29,000, respectively.

Audit-Related Fees

The aggregate fees billed by J.H. Cohn LLP for professional services rendered for other audit-related fees for our registration on Forms SB-2 and various amendments and review of responses to SEC comment letters associated with the registration statements and other filings were $65,000 for the year ended December 31, 2007. There were no such audit-related fees for the year ended December 31, 2006.

Tax Fees

The aggregate fees billed by J.H. Cohn LLP for professional services rendered for tax compliance, for the years ended December 31, 2007 and 2006 were approximately $12,000 and $4,000, respectively. No fees were billed by J.H. Cohn LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2007 and 2006.

All Other Fees

No fees were billed by J.H. Cohn LLP for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2007 and 2006.

Audit Committee Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by J.H. Cohn LLP in 2007. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by J.H. Cohn LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELCERA, INC.

By:	/s/ Dennis F. Steadman
Name: Dennis F. Steadman
Title:President and Chief Executive Officer

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

Signature	Title	Date

/s/ Matthew C. Hill	Chief Financial Officer (principal financial	April 28, 2008
officer)

/s/ Dennis F. Steadman	Director (principal executive officer)	April 28, 2008

/s*	Director	April 28, 2008
Dr. John M. Preston

/s/ *	Director	April 28, 2008
Dr. Jason Stein

/s/ *	Director	April 28, 2008
Manya S. Deehr

/s/ *	Director	April 28, 2008
Harold L. Zuber, Jr.

/s*	Director	April 28, 2008
Joshua A. Kazam

* By:	/s/ Dennis F. Steadman
Dennis F. Steadman
Attorney-in-fact