Form 10-Q
period 2008-03-31
VELCERA, INC.
filed 2008-05-12
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(267) 757-3600
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2008 there were 12,039,804 shares of the issuer’s common stock outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and Period from September 24, 2002 (Inception) to March 31, 2008	3

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and Period from September 24, 2002 (Inception) to March 31, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 6	Exhibits	26

	Signatures	27

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,280,307	$5,767,955
Accounts receivable	190,000	190,000
Other current assets	35,135	139,468

Total current assets	4,505,442	6,097,423

Property and equipment, net	58,985	63,269
Other assets	28,054	28,054

Total assets	$4,592,481	$6,188,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$733,350	$1,067,132
Deferred revenue	-	289,744

Total liabilities	733,350	1,356,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 12,039,804 shares issued and outstanding	12,040	12,040
Additional paid-in capital	16,997,199	16,869,867
Deficit accumulated during the development stage	(13,150,108)	(12,050,037)

Total stockholders’ equity	3,859,131	4,831,870

Total liabilities and stockholders’ equity	$4,592,481	$6,188,746

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Period from September 24, 2002 (Inception) to March 31, 2008

Revenue	$289,744	$50,000	$1,954,630

Operating expenses:
Research and development	688,229	661,931	8,861,513
General and administrative	746,127	395,550	6,757,173

Total operating expenses	1,434,356	1,057,481	15,618,686

Loss from operations	(1,144,612)	(1,007,481)	(13,664,056)

Interest expense	-	-	(4,317)
Interest income	44,541	43,672	518,265

Net loss	$(1,100,071)	$(963,809)	$(13,150,108)

Basic and diluted net loss per common share	$(0.09)	$(0.12)

Weighted average common shares outstanding – basic and diluted	12,039,804	8,202,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2008	12,039,804	$12,040	$16,869,867	$(12,050,037)	$4,831,870

Stock-based compensation	-	-	127,332	-	127,332

Net loss	-	-	-	(1,100,071)	(1,100,071)

Balance at March 31, 2008	12,039,804	$12,040	$16,997,199	$(13,150,108)	$3,859,131

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31 2008	Three months ended March 31, 2007	Period from September 24, 2002 (Inception) to March 31, 2008
Cash flows from operating activities:
Net loss	$(1,100,071)	$(963,809)	$(13,150,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes	-	-	67,339
Stock-based compensation - restricted stock	-	-	343,866
Stock-based compensation - options	127,332	131,136	1,091,663
Depreciation and amortization	4,284	1,682	26,772
Changes in operating assets and liabilities:
Accounts receivable	-	-	(190,000)
Other current assets	104,333	(34,497)	(35,135)
Other assets	-	18,062	(28,054)
Accounts payable and accrued expenses	(333,782)	(234,309)	608,350
Deferred revenue	(289,744)	(50,000)	-

Net cash used in operating activities	(1,487,648)	(1,131,735)	(11,265,307)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificate of deposit	-	-	4,500,000
Purchases of property and equipment	-	(4,914)	(85,757)

Net cash used in investing activities	-	(4,914)	(85,757)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	285,000	485,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock to founders	-	-	3,259
Payments of deferred offering costs	-	-	(108,422)
Proceeds from private placements of common stock	-	8,861,295	15,518,873

Net cash provided by financing activities	-	9,146,295	15,631,371

Net (decrease) increase in cash and cash equivalents	(1,487,648)	8,009,646	4,280,307

Beginning of period	5,767,955	367,245	-

End of period	$4,280,307	$8,376,891	$4,280,307

Supplemental schedule of non-cash financing activities:
Net liabilities assumed as part of recapitalization	$-	$125,000	$125,000
Notes payable to related party converted in private placement	$-	$285,000	$285,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:

Velcera, Inc. ("Velcera" or the "Company") was incorporated in the State of Delaware on September 24, 2002 as Veterinary Company, Inc. Velcera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of pharmaceutical products for the pet health market. The Company’s currently licensed a transmucosal spray technology for the metered delivery of pharmaceutical products to animals. This technology, trademarked Promist™ is being developed to create a metered dose oral spray to deliver therapeutic compounds to animals. In the first quarter of 2008, the Company created a wholly-owned subsidiary, Fidopharm, Inc. and has licensed the rights to develop and commercialize parasiticide products for pets in the United States

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the full year ending December 31, 2008 or for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company which are included in post effective-amendment No. 1 on Form S-1 to our SB-2/A Registration Statement filed on April 28, 2008.

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

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali. The assets and liabilities of Denali have been included in the balance sheet at their book values. No intangibles were recorded as part of the transaction. This transaction is referred to throughout these condensed consolidated financial statements as the “Recapitalization”.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Revenue Recognition (continued):

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

On an overall basis, the Company’s reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at March 31, 2008 or December 31, 2007.

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis Animal Health (“Novartis”), for Novartis to complete the development and commercialize the drug VEL504.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Revenue Recognition (continued):

The License and Development Agreement provided for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, the Company managed the development as it transitioned the project to Novartis. The Company invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of EITF 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the three months ended March 31, 2008 and 2007, the Company recorded no revenue for the reimbursement of research and development costs associated with this project. With the end of the transition period, the Company began to ratably amortize the non-refundable portion of the milestone payments over the contract period.

On September 28 and October 3, 2007, the Company was notified by Novartis that Novartis was temporarily suspending its U.S. clinical study concerning the drug, VEL504, that Novartis licensed from the Company due to issues concerning the quality of VEL504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product were on-going, subject to review.

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

On March 5, 2008, the Company received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to the Company. Novartis agreed to work with the Company to ensure orderly transfer of the data to Velcera. In connection with the termination, in the fourth quarter of 2007, the Company wrote off approximately $183,000 in accounts receivable.

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

Loss per common share:

Basic loss per common share excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation were for outstanding options and warrants which totaled 4,376,683 and 3,390,955 at March 31, 2008 and 2007, respectively.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Stock-based compensation:

For the three months ended March 31, 2008 and 2007, the Company recognized stock-based employee compensation expense of $122,976 and $86,669, respectively, in accordance with SFAS 123(R).

For the three months ended March 31, 2008 and 2007, the Company recognized stock-based consulting expense of $4,356 and $44,467, respectively, related to stock options granted to non-employees. As of March 31, 2008, there was approximately $6,700 of unamortized consulting expense associated with the unvested options; the related amortization will be charged to operations through October 2009 as there are no further performance obligations on the part of the consultants.

For the purpose of valuing options granted to employees and non-employees during the three months ended March 31, 2008 and 2007, the Company has used the Black-Scholes option pricing model with the following assumptions:

	Three months Ended March 31, 2008	Three months Ended March 31, 2007
Dividend Yield	0%	0%
Risk-free Interest Rate	2.88%	3.94% - 4.90%
Volatility	88%	73% - 86%
Expected Life - years	5	5

Volatility was calculated based on industry comparables at the dates of grant.

Reclassifications:
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted these new requirements beginning January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position or results of operations.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Recent Accounting Pronouncements (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted these new requirements beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF Issue No. 07-03 concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company adopted these new requirements beginning January 1, 2008. The adoption of EITF Issue 07-3 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, "Accounting for Collaborative Arrangements," which is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The objective of EITF Issue No. 07-01 is to define the collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is currently assessing the potential impact of implementing this standard, but based on the Company’s business, it expects that this EITF Issue No. 07-01 could have a material effect on its consolidated financial position or results of operations.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its consolidated financial position or results of operations.

In 2008 the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company's use of derivative instruments and their effect on a company's financial position, financial performance, and cash flows. This Statement is effective for the Company beginning on January 1, 2009.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Related party transactions (continued):

Administrative Costs:

In 2004, the Company became obligated to pay monthly fees for administrative services to PBI. The fees, which increased during 2004 from $400 per month to $750 per month, totaled $2,250 and $24,700, for the three months ended March 31, 2007 and the period from September 24, 2002 (inception) to March 31, 2008, respectively. In the second quarter of 2007, this agreement was terminated.

In January 2006, Denali became obligated to pay $1,000 per month for administrative services to PBS. The balance payable under this agreement of $14,000 was assumed by the Company in connection with the recapitalization in February 2007. On February 27, 2007, this agreement was terminated. In May 2007, all amounts outstanding under this agreement were fully repaid.

In May 2004, the Company signed an agreement to lease office space from the CEO. This operating lease commenced effective May 1, 2004 and was on a month-to-month basis and was terminated at the end of August 2007. Rent expense for the three months ended March 31, 2007 was $7,800.

Employment Agreement:

The Company has an employment agreement with its CEO. At March 31, 2008, future employment contract commitments for the CEO total $275,000.

Note 3 - Stockholders' Equity:

Preferred Stock:

Velcera is authorized to issue 10,000,000 shares of undesignated preferred stock, $.001 par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class.

Common Stock:
Velcera is authorized to issue 75,000,000 shares of common stock, $.001 par value per share, of which a total of 12,039,804 shares were issued at both March 31, 2008 and December 31, 2007.

Stock Options:
During the three months ended March 31, 2008, the Company granted 151,700 stock options under its stock option plan to employees with an exercise price of $2.00 per share. The options have a 10-year term and vest over a three-year period from the date of grant.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Stockholders' Equity (continued):

A summary of the Company’s stock option activity and related information is as follows:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,242,610	$2.09	408,630	$2.07
Granted	151,700	$2.00	40,000	$1.87
Outstanding at end of period	1,394,310	$2.08	448,630	$2.05
Options exercisable	449,573	$1.66	236,660	$2.42
Weighted-average fair value of options granted during the period		$0.94		$0.84

The weighted average remaining contractual life of options outstanding and exercisable at March 31, 2008 is 8.6 years. The weighted average fair value of options outstanding as of March 31, 2008 is approximately $1.23 per option, as determined using the Black-Scholes option pricing model. The weighted average fair value of exercisable options as of March 31, 2008 is approximately $0.53.

As of March 31, 2008, total employee compensation expense related to non-vested options not yet recognized totaled approximately $833,000. The weighted-average remaining requisite service period of the unvested options was approximately 2 years. Subsequent to the end of the quarter, the Company issued its annual nonemployee director option grants to purchase in aggregate of 130,000 of shares common stock with a strike price of $0.90, fair market value on the date of the grant, which vest over three years with a 10 year term.

The aggregate intrinsic value of stock options outstanding at March 31, 2008 totaled $47,000 which represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2007. The aggregate intrinsic value of exercisable options at March 31, 2008 was $47,000.

Note 4 –Private Placement:

On February 27, 2007, the Company completed a private placement whereby the Company raised gross proceeds of approximately $9,998,327 ($9,140,607 net of offering costs) through the sale of 5,346,699 units, each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable for 5 years from the final closing date of the Offering. The warrants do not have a cashless exercise feature, unless after one year from the date of issuance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 –Private Placement (continued):

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

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007 or the Company would be subject to certain liquidating damages. The Registration Statement was filed with the SEC on April 27, 2007 and therefore no liquidated damages were incurred by the Company. The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

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

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Recapitalization (continued):

For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali as of the date of the Recapitalization. The net assets and liabilities have been recorded at their book values. No intangibles were recorded as part of the transaction.

Note 6 – Subsequent event

  On April 28, 2008, Velcera entered into an exclusive License and Development Agreement (the “Agreement”) with a European Company. Pursuant to the Agreement, the European Company granted to Velcera a non-royalty-bearing exclusive right for the United States, to develop and commercialize a parasiticide product for pets. Velcera has agreed to pay an upfront license fee of $500,000 and potential reimbursement of certain development costs. The Agreement has a term of 10 years and includes customary representations and warranties.

VELCERA, INC.
(A Development Stage Company)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions, or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our patented technology. Other risks are described under the section entitled “Risk Factors” in our registration statement on Form 10-KSB filed on March 26, 2008.

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

Overview

We are developing a transmucosal oral mist drug delivery technology for use in companion animals. This innovative delivery technology called “PromistTM” may address unmet needs for improved bioavailability, convenience of dosing and dosing compliance in the growing pet pharmaceutical market. We are currently developing two new pet medicines based upon known drugs delivered by the PromistTM technology with expected international approval dates through 2012.

Promist™ Delivery Technology

1.
The VEL504 product is based upon a drug already approved for use in dogs, but now will be delivered via PromistTM technology. VEL504 is a potential new patent-protected product in the canine pain management category. Within an estimated global category of approximately $320 million per year, our product would be unique in convenience, speed of absorption and formulation differentiation. Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis. Pursuant to the agreement, we granted to Novartis a royalty-bearing worldwide exclusive right to finish the development and commercialize VEL504 for pets. In connection with the agreement, we have received certain upfront license fees from Novartis, a portion of which were subject to forfeiture in the event of termination by either party as specified under the agreement. Under the agreement, we were also entitled to receive from Novartis certain milestone payments upon the occurrence of certain events and royalties based on sales of the product. On September 28 and October 3, 2007, we were notified by Novartis that Novartis was temporarily suspending its U.S. clinical study concerning the drug, VEL504, that Novartis licensed from us due to issues concerning the quality of VEL504 product received from a third party manufacturer Novartis reported that other studies being conducted by Novartis concerning this product continued subject to review. On December 13, 2007 the Companies entered into a letter agreement pursuant to which Novartis discontinued all work on the present product formulation and had until March 31, 2008 to propose an alternative development plan which was subject to the Company’s approval. The Companies agreed to discontinue the U.S. clinical study, but would complete the various animal laboratory studies that were underway. On March 5, 2008 we received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to us. Novartis agreed to work with us to ensure orderly transfer of any data to Velcera. We continue to believe that based upon current data the formulation of VEL504 is expected to be safe, effective and stable and can move forward through development to registration. Thus, we are now implementing plans as to the best path to maximize the value of the VEL504 product. This includes resuming direct contact with the FDA and other regulatory authorities as well as meeting with potential licensing partners.

2
The VEL502 product is based upon a drug approved for human use, but now will be delivered via PromistTM technology. VEL502 is a potential new patent-protected veterinary product for treating allergic atopic dermatitis in dogs. The options for treating canine allergies are currently very limited and rely largely upon immunosuppressive drugs, e.g., steroids.   VEL502 is a commonly used human health drug with low bioavailability in canines when administered in conventional forms. However, our studies with PromistTM administration indicate the total drug exposure in the blood stream increased by approximately 30 fold compared to conventional tablet administration. We may be pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams for VEL502. In January 2008, we announced the results of two studies. The first study reported was a non-pivotal acute safety trial, which resulted in no reported adverse events associated with VEL502 when administered at three and five times the projected dose. The second study reported was a double-blind, placebo-controlled pilot clinical study that evaluated VEL502 when administered after an initial one-week steroid treatment. Results from this study did not demonstrate a statistical difference between the treatment and placebo groups. These data differed from the results of a prior double-blind, placebo controlled pilot clinical study which showed a statistically valid treatment effect with VEL502 using two weeks of initial steroid treatment. Based on the results of VEL502 from the previous study, during the first quarter of 2008 we have initiated a confirmatory clinical study using the initial two-week steroid treatment protocol.

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

Within our Promist development activities we are focusing resources on these first two Promist products to maximize the value of these products to potential license partners and shareholders in the near term.

Non-Promist Pet Health Products

We are exploring opportunities beyond the use of Promist™ delivery technology and have created a subsidiary to evaluate these non-Promist™ potential pet product candidates. These include parasiticides for dogs and cats, currently the largest pharmaceutical segment in pet health representing nearly 20% of the animal health market. At this stage we have identified potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for one potential product candidate. On April 28, 2008, we entered into an exclusive License and Development Agreement with a European Company. Pursuant to this License and Development Agreement, the European Company granted us a non-royalty-bearing exclusive right for the United States, to develop and commercialize parasiticide products for pets. We have agreed to pay an upfront license fee of $500,000 and potential reimbursement of certain development costs. This License and Development Agreement has a term of 10 years and includes customary representations and warranties.

Due to its overall market size, we intend to focus more resources in the coming periods in order to develop potential product candidates for the parasiticide market that we expect can increase shareholder value.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue: For the three months ended March 31, 2008, revenue was $290,000 compared to $50,000 for the three months ended March 31, 2007 representing an increase of $240,000. The increase in revenue was attributable to the amortization of defined milestone revenue associated with the License and Development Agreement with Novartis. This agreement was terminated in March 2008 and no additional revenue will be recorded from this agreement. We are actively pursuing a strategy to license VEL504 in the short-term.

General and administrative expenses: For the three months ended March 31, 2008, general and administrative expense was $746,000 compared to $396,000 for the three months ended March 31, 2007, representing an increase of $350,000. This increase is mainly attributable to the following: (1) a $99,000 increase in legal, accounting and other fees associated with becoming a public company; (2) a $212,000 increase in compensation associated with the retention of a new CFO, an increase in compensation to our chief executive officer and the issuance of options to the members of the board of directors and to certain executive officers and; (3) $28,000 in marketing expenses. We can expect our general and administrative costs to increase in the coming quarters associated with being a public company and an increase spent on marketing costs associated with our Fidopharm subsidiary.

Research and development expenses: For the three months ended March 31, 2008, research and development expense was $688,000 compared to $662,000 for the three months ended March 31, 2007, representing an increase of $26,000. Research and development expense primarily consists of development costs and patent legal development of our pet healthy products. The increase in research and development expense was a result of an increase of $40,000 in higher compensation associated with additional head count; $60,000 in additional spending on regulatory consultants for work on our parasiticide product; and an additional $61,000 in expenses for attorneys associated with patent work on our products. In addition, the Company incurred $47,000 in the amortization of our prepaid license fee with NovaDel. These costs were partially offset by $151,000 lower spending on Promist™ project costs and $40,000 in lower compensation expenses for options issued to consultants. Research and development costs will fluctuate depending on the number of drugs in development and the stage of development of the drugs.

Interest income: For the three months ended March 31, 2008, interest income was $45,000 as compared to $44,000 for the three months ended March 31, 2007. The increase in interest income of $1,000 was a result of higher cash balances in 2008 over the same period in 2007. Interest rates have decreased significantly and we do not expect to have the same level of interest income in the coming quarters.

Net loss: For the three months ended March 31, 2008 our net loss was $1,100,000 compared to a net loss of $964,000 for the three months ended March 31, 2007. This increase in net loss of $136,000 is primarily related to an increase in research and development costs with both VEL504 and VEL502 in development in 2007, an increase in general and administrative costs associated with being a public company partially offset by an increase in revenue.

Liquidity and Capital resources

From inception to March 31, 2008, we have incurred an aggregate net loss of $13,150,108 and negative cash flows from operating activities of $11,265,307, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from inception through March 31, 2008 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below) and cash received from our now terminated License and Development Agreement with Novartis. Total cash and cash equivalents as of March 31, 2008 were approximately $4.3 million. We believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

Recent Financings

We completed a private placement offering in February 2007 whereby we raised gross proceeds of $9,998,327 ($9,140,607 net of offering expenses) through the sale of 5,346,699 units, each unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at $1.87 per share (the “Offering”). The per unit purchase price was $1.87. Each warrant has an exercise price equal to $1.87 per share, and is exercisable through February 27, 2012. The warrants do not have a cashless exercise feature, unless after one year from the date of issueance of a warrant, there is no effective registration statement registering, or no current prospectus available for, the resale of the common stock underlying the warrants held by an investor in the Offering. In that event, the warrants may also be exercised at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a certificate for a certain number of warrant shares as set forth in the warrant held by such investor.

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

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on Form SB-2 or other appropriate form. The Company was obligated to file this registration statement prior to or on April 27, 2007 or the Company would be subject to certain liquidating damages. This registration statement was filed with the SEC on April 27, 2007 and therefore no liquidated damages were incurred by the Company. The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

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

  Future Financing Needs

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2008, all of our financing has been through private placements of common stock and cash received from our now terminated License and Development Agreement with Novartis. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the third quarter of 2008, but will need additional financing thereafter until we can achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates and the development of a potential parasiticide, over the next 12 months we estimate that that our research and development expenses will be approximately $2.6 million. We expect we will need approximately $4.1 million for general and administrative expenses during the next 12 months. These expenditures are estimates and any number of occurrences could negatively impact our expected cash flow.

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

Operating Activities

Net cash used in operating activities was $1,488,000 for the three months ended March 31, 2008 as compared to $1,132,000 for the three months ended March 31, 2007. This $356,000 increase in cash used in operations is primarily a result of a $136,000 increase in the net loss, a decrease of $290,000 in deferred revenue in connection with the terminated License and Development Agreement with Novartis and a $334,000 decrease in accounts payable and accrued expenses. These changes were partially offset by the decrease in prepaid licensing fee for cash paid in connection with milestone payments from the agreement with Novartis which the Company was recognizing ratably of the term of the contract.

Total assets decreased by $1,597,000 from $6,189,000 at December 31, 2007 to $4,592,000 at March 31, 2008 primarily as a result of a decrease in cash from year end used to fund our operations. Total liabilities decreased by $624,000 from $1,357,000 at December 31, 2007 to $733,000 at March 31, 2008 primarily as a result of a decrease in deferred revenue from cash received in connection with milestone payments received from Novartis which the Company was recognizing ratably of the term of the contract and a decrease in accounts payable and accrued expenses.

Plan of Operation

Our plan of operation for the period from April 1, 2008 through March 31, 2009 is to continue implementing our business strategy, including the development of our two product candidates, out-licensing initiatives and the development of a potential parasiticide. We expect our principal expenditures during the next 12 months to include:
•	operating expenses, including research and development, legal and general and administrative expenses; and
•	product development expenses.

We intend to use clinical research organizations and third parties to perform our formulation research, clinical studies and manufacturing. Currently, we are focusing resources on our first two Promist products delivered by Promist technology and potential parasiticide products to maximize the value of these products to potential partners and shareholders in the near term and due to the size of the parasiticide market, we intend to focus more resources in the coming periods on candidate parasiticide products.

Research and Development Projects

VEL504 delivered by PromistTM technology

We have introduced our first PromistTM-based pharmaceutical product into full development using an active ingredient already approved for use in dogs, VEL504. This active ingredient is approved for use in dogs in all major country markets in the pain management therapeutic category. VEL504 when delivered by the Promist™ technology is expected to show bioequivalence to the approved pioneer product which has been shown to be safe and effective in the major pet markets of North America and Europe. Because canine pain management products require daily dosing, the improved convenience of Promist™ delivery is anticipated to be the primary advantage of VEL504 over other products in the category.

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

On March 5, 2008 we received a notice from Novartis that it was terminating the License and Development Agreement. Pursuant to such termination notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to us. Novartis agreed to work with us to ensure orderly transfer of all data to Velcera. We continue to believe that based upon current data the formulation of Promist™ VEL504 is expected to be safe, effective and stable and can move forward through development to registration. We are now implementing plans to maximize the value of the VEL504 product. This includes resuming direct contact with the Food and Drug Administration (the “FDA”) and other regulatory authorities as well as meeting with other potential licensing partners.

VEL502 delivered by Promist ™ technology

The VEL502 product is based upon a drug approved for human use, but now will be delivered via PromistTM technology. VEL502 is a potential new patent-protected veterinary product for treating allergic atopic dermatitis in dogs. The options for treating canine allergies are currently very limited and rely largely upon immunosuppressive drugs, e.g., steroids.   VEL502 is a commonly used human health drug with low bioavailability in canines when administered in conventional forms. However, our studies with PromistTM administration indicate the total drug exposure in the blood stream increased by approximately 30 fold compared to conventional tablet administration. We may be pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams for VEL502. In January 2008, we announced the results of two studies. The first study reported was a non-pivotal acute safety trial, which resulted in no reported adverse events associated with VEL502 when administered at three and five times the projected dose. The second study reported was a double-blind, placebo-controlled pilot clinical study that evaluated VEL502 when administered after an initial one-week steroid treatment. Results from this study did not demonstrate a statistical difference between the treatment and placebo groups. These data differed from the results of a prior double-blind, placebo controlled pilot clinical study which showed a statistically valid treatment effect with VEL502 using two weeks of initial steroid treatment. Based on the results of VEL502 from the previous study, during the first quarter of 2008 we have initiated a confirmatory clinical study using the initial two-week steroid treatment protocol.

Non-Promist Pet Health Products

We are exploring opportunities beyond the use of Promist™ delivery technology and have created a subsidiary to evaluate these non-Promist™ potential pet product candidates. These include parasiticides for dogs and cats, currently the largest pharmaceutical segment in pet health representing nearly 20% of the animal health market. At this stage we have identified potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for one potential product candidate. On April 28, 2008, we entered into an exclusive License and Development Agreement with a European Company. Pursuant to this License and Development Agreement, the European Company granted us a non-royalty-bearing exclusive right for the United States, to develop and commercialize parasiticide products for pets. We have agreed to pay an upfront license fee of $500,000 and potential reimbursement of certain development costs. This License and Development Agreement has a term of 10 years and includes customary representations and warranties.

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

Revenue Recognition

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

On an overall basis, the Company’s reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at March 31, 2008 or December 31, 2007.

Effective May 29, 2007, the Company signed a License and Development Agreement with Novartis Animal Health (“Novartis”), for Novartis to complete the development and commercialize the drug VEL-504. The License and Development Agreement provided for milestone payments and royalties upon commercialization of the product. In addition, during the period from the effective date through August 1, 2007, the Company managed the development as it transitioned the project to Novartis. The Company invoiced Novartis for the direct costs associated with the management of the research and development project. To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance based payments ratably over the contract period. The reimbursement of research and development costs is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of EITF 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. For the three months ended March 31, 2008 and 2007, the Company recorded no revenue for the reimbursement of research and development costs associated with this project. With the end of the transition period, the Company began to ratably amortize the non-refundable portion of the milestone payments over the contract period.

On September 28 and October 3, 2007, the Company was notified by Novartis that Novartis was temporarily suspending its U.S. clinical study concerning the drug, VEL504, that Novartis licensed from the Company due to issues concerning the quality of VEL504 product received from a third party manufacturer. Novartis reported that other studies being conducted by Novartis concerning this product were on-going, subject to review.

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

On March 5, 2008, the Company received notice from Novartis that it was terminating the License and Development Agreement. Pursuant to the Termination Notice, all development work on VEL504 by Novartis has ceased and the product and related data will be returned to the Company. Novartis agreed to work with the Company to ensure orderly transfer of any data to Velcera. In connection with the termination, in the fourth quarter of 2007, the Company wrote off approximately $183,000 in accounts receivable.

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

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the three months ended March 31, 2008 and 2007 which includes 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities, corporate bonds, auction rate securities and short-term municipal securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

VELCERA, INC.
(A Development Stage Company)

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

VELCERA, INC.

Date: May 12, 2008	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.