Form 10-Q
period 2008-06-30
VELCERA, INC.
filed 2008-08-14
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 12, 2008 there were 12,059,579 shares of the issuer’s common stock outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 and the period from September 24, 2007 (Inception) to June 30, 2008	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and Period from September 24, 2002 (Inception) to June 30, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 6	Exhibits	26

	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

VELCERA, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,144,579	$5,767,955
Accounts receivable	-	190,000
Other current assets	33,222	139,468

Total current assets	3,177,801	6,097,423

Property and equipment, net	54,701	63,269
Other assets	28,054	28,054

Total assets	$3,260,556	$6,188,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$910,011	$1,067,132
Deferred revenue	-	289,744

Total liabilities	910,011	1,356,876

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 12,059,579 and 12,039,804 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	12,060	12,040
Additional paid-in capital	17,167,379	16,869,867
Deficit accumulated during the development stage	(14,828,894)	(12,050,037)

Total stockholders’ equity	2,350,545	4,831,870

Total liabilities and stockholders’ equity	$3,260,556	$6,188,746

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30, 2008	Three months ended June 30, 2007

Revenue	$-	$765,324

Operating expenses:
Research and development	1,232,987	994,726
General and administrative	463,614	601,979

Total operating expenses	1,696,601	1,596,705

Loss from operations	(1,696,601)	(831,381)

Interest income	17,815	96,436

Net loss	$(1,678,786)	$(734,945)

Basic and diluted net loss per common share	$(0.14)	$(0.06)

Weighted average common shares outstanding – basic and diluted	12,053,060	12,039,804

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from September 24, 2002 (Inception) to June 30, 2008

Revenue	$289,744	$815,324	$1,954,630

Operating expenses:
Research and development	1,921,216	1,656,657	10,094,500
General and administrative	1,209,741	997,529	7,220,787

Total operating expenses	3,130,957	2,654,186	17,315,287

Loss from operations	(2,841,213)	(1,838,862)	(15,360,657)

Interest expense	-	-	(4,317)
Interest income	62,356	140,108	536,080

Net loss	$(2,778,857)	$(1,698,754)	$(14,828,894)

Basic and diluted net loss per common share	$(0.23)	$(0.17)

Weighted average common shares outstanding – basic and diluted	12,046,469	10,131,518

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2008	12,039,804	$12,040	$16,869,867	$(12,050,037)	$4,831,870

Stock-based compensation	-	-	257,982	-	257,982

Stock issued in connection with bonus	19,775	20	39,530	-	39,550

Net loss	-	-	-	(2,778,857)	(2,778,857)

Balance at June 30, 2008	12,059,579	$12,060	$17,167,379	$(14,828,894)	$2,350,545

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from September 24, 2002 (Inception) to June 30, 2008
Cash flows from operating activities:
Net loss	$(2,778,857)	$(1,698,754)	$(14,828,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties satisfied through issuance of notes	-	-	67,339
Stock-based compensation - restricted stock	-	-	343,866
Stock-based compensation - bonus	39,550	-	39,550
Stock-based compensation - options	257,982	228,256	1,222,313
Depreciation and amortization	8,568	3,639	31,056
Changes in operating assets and liabilities:
Unbilled revenue	-	(363,999)	-
Accounts receivable	190,000	-	-
Other current assets	106,246	(66,018)	(33,222)
Other assets	-	18,062	(28,054)
Accounts payable and accrued expenses	(157,121)	(387,973)	785,011
Deferred revenue	(289,744)	700,000	-

Net cash used in operating activities	(2,623,376)	(1,566,787)	(12,401,035)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(4,500,000)
Proceeds from maturity of certificate of deposit	-	-	4,500,000
Purchases of property and equipment	-	(10,318)	(85,757)

Net cash used in investing activities	-	(10,318)	(85,757)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	285,000	485,000
Repayment of notes payable to related party	-	-	(267,339)
Issuance of common stock to founders	-	-	3,259
Payments of deferred offering costs	-	-	(108,422)
Proceeds from private placements of common stock	-	8,855,607	15,518,873

Net cash provided by financing activities	-	9,140,607	15,631,371

Net (decrease) increase in cash and cash equivalents	(2,623,376)	7,563,502	3,144,579

Beginning of period	5,767,955	367,205	-

End of period	$3,144,579	$7,930,747	$3,144,579

Supplemental schedule of non-cash financing activities:
Net liabilities assumed as part of recapitalization	$-	$125,000	$125,000
Notes payable to related party converted in private placement	$-	$285,000	$285,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies:

Business:

Velcera, Inc. ("Velcera" or the "Company") was incorporated in the State of Delaware on September 24, 2002 as Veterinary Company, Inc. Velcera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of pharmaceutical products for the pet health market. The Company currently licenses a transmucosal spray technology, trademarked Promist™, for the metered delivery of pharmaceutical products to animals. Additionally, in the first quarter of 2008, the Company created a wholly-owned subsidiary, Fidopharm, Inc. and licensed the rights to develop and commercialize parasiticide products for pets in the United States.

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

On February 27, 2007, pursuant to a merger agreement dated January 30, 2007 (the “Merger Agreement”), Velcera merged with and into Denali Acquisition Corp. (the “MergerCo”), a Delaware corporation and a wholly-owned subsidiary of Denali Sciences, Inc. (“Denali”), which at that time was a reporting public corporation with no operations. For accounting purposes, the merger has been accounted for as an acquisition of Denali and a recapitalization of Velcera. The historical financial statements presented are those of Velcera as a combined entity with Denali. The assets and liabilities of Denali have been included in the balance sheet at their book values. No intangibles were recorded as part of the transaction. This transaction is referred to throughout these condensed consolidated financial statements as the “Recapitalization”.

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

On an overall basis, the Company’s reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at June 30, 2008 or December 31, 2007.

VELCERA, INC.
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Revenue Recognition (continued):

To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance-based payments ratably over the contract period. In the event an agreement allows for the reimbursement of research and development costs, revenue is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of EITF 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. In connection with a now-terminated development agreement, for the three and six months ended June 30, 2007, the Company recorded $765,324 revenue for the reimbursement of research and development costs. There were no such costs recognized for the three and six months ended June 30, 2008.

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

Loss per common share:

Basic loss per common share excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same. Potentially dilutive securities excluded from the calculation were for outstanding options and warrants which totaled 4,559,452 and 3,695,955 at June 30, 2008 and 2007, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business, basis of presentation and summary of significant accounting policies (continued):

Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment.” SFAS 123 (R) requires the compensation costs relating to share-based payment transaction be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instrument issued.

Effective January 1, 2006, the Company accounts for stock options granted to non-employees on a fair value basis over the related period in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 ”Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.”

For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense to employees and consultants as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Directors and Employees	$112,112	$90,645	$235,088	$177,314
Consultants	18,538	6,474	22,894	50,942
Total	$130,650	$97,119	$257,982	$228,256

For the purpose of valuing options granted to employees and non-employees during the six months ended June 30, 2008 and 2007, the Company has used the Black-Scholes option pricing model with the following assumptions:

	Three months Ended June 30, 2008	Three months Ended June 30, 2007
Dividend Yield	0%	0%
Risk-free Interest Rate	2.88% - 3.57%	4.54% - 4.90%
Volatility	89%	73% - 77%
Expected Life – years	5	5

Dividend yield: The Company does not anticipate paying any cash dividends in the foreseeable future and therefore a dividend yield of zero assumed.

Risk-free interest rate: The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Volatility: Expected volatility is based on industry comparables on the date of grant.

Expected life: Management uses historical information to estimate expected forfeitures to estimate the expected term of options within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. Compensation cost is recognized using a straight-line method over the vesting or service period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on the Company’s current business, the Company elected not to adopted these new requirements beginning January 1, 2008.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities," which is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF Issue No. 07-03 concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company adopted these new requirements beginning January 1, 2008. The adoption of EITF Issue 07-3 did not have a material effect on the Company’s consolidated financial position or results of operations. The Company believes this EITF issue could have a material effect in the future.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling ( formerly minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its consolidated financial position or results of operations.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Related party transactions:

Notes payable:

In January 2007, certain directors of the Company loaned the Company $285,000. These amounts were repaid in shares of the Company’s common stock in the Company’s February 2007 private placement.

Administrative Costs:

In May 2004, the Company signed an agreement to lease office space from the Chief Executive Officer. This operating lease commenced effective May 1, 2004 and was on a month-to-month basis and was terminated at the end of August 2007. Rent expense for the six months ended June 30, 2007 was $15,600.

Employment Agreement:

The Company has an employment agreement with its Chief Executive Officer. At June 30, 2008, future employment contract commitments for the Chief Executive Officer total $275,000.

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

Common Stock:

Velcera is authorized to issue 75,000,000 shares of common stock, $.001 par value per share, of which a total of 12,059,579 and 12,039,804 shares were issued at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, the Company issued 19,775 shares of common stock to the Chief Executive Officer at $2.00 per share in the connection with his bonus for the year ended December 31, 2007.

Stock Options:

During the six months ended June 30, 2008, the Company granted 309,344 stock options under its stock option plan to employees and directors with exercise prices ranging from $0.29 to $2.00 per share. The options have a 10-year term and vest over a three-year period from the date of grant.

During the six months ended June 30, 2008, the Company granted 25,125 stock options under its Stock Options Plan to consultants with exercise prices ranging from $0.29 to $0.90 per share. The options have a 10-year term and vest over a three-year period from the date of grant.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Stockholders' Equity (continued):

A summary of the Company’s stock option activity and related information is as follows:

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding at beginning of period	1,242,610	$2.09	408,630	$2.07
Granted	334,469	$0.94	575,000	$1.87

Outstanding at end of period	1,577,079	$1.81	983,630	$1.95
Options exercisable	632,392	$2.30	366,169	$2.48
Weighted-average fair value of options granted during the period		$0.94		$1.23

The weighted average remaining contractual life of options outstanding and exercisable at June 30, 2008 is 8.7 years. The weighted average fair value of options outstanding as of June 30, 2008 is approximately $1.16 per option, as determined using the Black-Scholes option pricing model. The weighted average fair value of exercisable options as of June 30, 2008 is approximately $1.21.

As of June 30, 2008, total employee compensation expense related to non-vested options not yet recognized totaled approximately $834,000. The weighted-average remaining requisite service period of the unvested options was approximately 2 years.

The aggregate intrinsic value of stock options outstanding and excercisable at June 30, 2008 totaled $16,000 which represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2008.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 –Private Placement (continued):

In connection with the Offering, the Company entered into a placement agency agreement, as amended, pursuant to which the Company agreed to pay the placement agent for its services, compensation in the form of: (a) cash commissions equal to 7% of the gross proceeds from the Offering and; (b) a warrant (the “Agent Warrant”) to acquire a number of shares of common stock equal to 2% of the number of shares issued in the Offering. The Agent Warrant is exercisable for a period of five years from the closing of the Offering at an exercise price equal to $2.06 per share and contains a cashless exercise feature. Additionally, Velcera reimbursed the placement agent for its out-of-pocket expenses related to the Offering in an amount equal to $50,000, and has indemnified the placement agent for certain liabilities, including liabilities under the Securities Act of 1933, as amended.

In connection with the Offering, the Company agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on an appropriate form (the “Registration Statement”). The Registration Statement was required to be filed with the SEC no later than April 27, 2007 or the Company would be subject to certain liquidating damages. The Registration Statement was filed with the SEC on April 27, 2007 and therefore no liquidated damages were incurred by the Company. The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

Velcera provided weighted average anti-dilution protection to those investors who invested in Velcera’s offering of common stock that closed in 2004 covering an aggregate of 2,031,634 shares of common stock (the “2004 Velcera Offering”) The anti-dilution provisions were triggered when Velcera sold common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than the $3.50 per share paid in the 2004 Velcera Offering, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). As a result of the Offering, the 2004 Anti-Dilution Rights resulted in the Company issuing 711,005 shares of common stock to investors who invested in the 2004 Velcera Offering.

Note 5 – License and Development Agreement

On April 28, 2008, Velcera entered into an exclusive License and Development Agreement (the “Agreement”) with a European company. Pursuant to the Agreement, the European Company granted to Velcera a non-royalty-bearing exclusive right for the United States, to develop and commercialize a parasiticide product for pets. Velcera has paid an upfront license fee of $500,000 and potential reimbursement of certain development costs. The Agreement has a term of 10 years and includes customary representations and warranties.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions, or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statement. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our products, and our ability to protect our patented technology. Other risks are described under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB filed on March 26, 2008.

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

Promist™ Delivery Technology

1.
VEL504 is a potential new patent-protected product in the canine pain management category. The VEL504 product is based upon a drug already approved for use in dogs, but now will be delivered via PromistTM technology. Within an estimated global category with a market size of approximately $320 million per year, our product would be unique in convenience, speed of absorption and formulation differentiation. Effective May 29, 2007, we entered into an exclusive License and Development Agreement with Novartis. Pursuant to the agreement, we granted to Novartis a royalty-bearing worldwide exclusive right to finish the development and commercialize VEL504 for pets. In connection with the agreement, we received certain upfront license fees from Novartis, and were reimbursed certain research and development expenses. On March 5, 2008 the License and Development Agreement was terminated. All development work on VEL504 by Novartis ceased and the product and related data were returned to us. In May and June of 2008, we met with the FDA who confirmed the VEL504 product is approvable in accordance with the customary regulations pending completion of the development process as previously agreed with the FDA. No changes or additions to the plan of development or revisions to current protocols were deemed necessary by the FDA. We continue to believe that based upon current data and meetings with the FDA in May and June of 2008 the formulation of VEL504 is expected to be safe, effective and stable and can move forward through development to registration. We are now implementing plans to maximize the value of the VEL504 product and are aggressively working towards a license agreement. .

2.
The VEL502 product is based upon a drug approved for human use, but now will be delivered via PromistTM technology. VEL502 is a potential new patent-protected veterinary product for treating pruritus associated with allergic atopic dermatitis in dogs. The options for treating canine allergies are currently very limited and rely largely upon immunosuppressive drugs, e.g., steroids.   VEL502 is a commonly used human health drug with low bioavailability in canines when administered in conventional forms. However, our studies with PromistTM administration indicate the total drug exposure in the blood stream was approximately 30 fold greater than achieved with conventional tablet administration. We may be pursuing sub-licensing opportunities with other animal health companies to generate near-term licensing revenues and longer-term royalty streams for VEL502. In January 2008, we announced the results of two studies. The first study reported was a non-pivotal acute safety trial, which resulted in no reported adverse events associated with VEL502 when administered at three and five times the projected dose. A double-blind, placebo-controlled pilot clinical study that evaluated VEL502 when administered after an initial one-week steroid treatment was conducted. Results from this study did not demonstrate a statistical difference between the treatment and placebo groups. These data differed from the results of a prior double-blind, placebo controlled pilot clinical study which showed a statistically valid treatment effect with VEL502 using two weeks of initial steroid treatment. Based on the results of VEL502 from the previous study, during the first quarter of 2008 we initiated a confirmatory clinical study using the initial two-week steroid treatment protocol. We completed enrollment of this study in June and expect to report results in the fourth quarter.

We have been focusing our R&D resources on these first two products utilizing the PromistTM technology to maximize the net value of these products to potential license partners and shareholders in the near term and we are aggressively seeking strategic partners for the sub-licensing of PromistTM technology for deployment with patented and non-patented animal health compounds that could benefit from any of multiple advantages afforded by the technology. The benefits of this delivery over conventional ingested forms are: (a) unique pharmacokinetic characteristics of speed of absorption as well as increased drug bioavailability due to avoidance of the ‘first-pass’ liver metabolism, (b) convenience of dosing with no need for the “patient” to swallow, (c) confidence of dosing with nothing to be spit-out or expelled, (d) potential for improved side effects by the avoidance of the gastro intestinal system, and (e) extended product lifecycle via patented, novel delivery. We intend to reduce costs in the short-term by reducing research and development expenses and headcount as we streamline operations and adjust our business model to developing Promist™-based products via partnerships with third-parties through sub-licensing and/or similar relationships. Thus, internal resources can be focused upon the Non-Promist™ pet health products where we believe there is a greater value proposition to the Company and its shareholders, while still pursuing licensing and royalty revenues from the Promist™ technology

Non-Promist™ Pet Health Products

We are exploring opportunities beyond the use of Promist™ delivery technology and have created a subsidiary to evaluate and develop these Non-Promist™ potential pet product candidates. These include parasiticides for pets, currently the largest pharmaceutical segment in pet health representing nearly 20% of the animal health market. At this stage we have identified several potential candidates for further investigation. We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for two product candidates. On April 28, 2008, we entered into an exclusive License and Development Agreement with a European Company. Pursuant to this License and Development Agreement, the European Company granted us a non-royalty-bearing exclusive right for the United States, to develop and commercialize parasiticide products for pets. We paid an upfront license fee of $500,000 and potential reimbursement of certain development costs. This License and Development Agreement has a term of 10 years and includes customary representations and warranties.

Due to its overall market size, we intend to focus more resources in the coming periods to develop Non-Promist™ product candidates, including parasiticides that we expect can increase shareholder value.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue: The Company recorded no revenue for the three months ended June 30, 2008 compared to $765,000 for the three months ended June 30, 2007. The revenue in 2007 was attributable to the now terminated License and Development Agreement with Novartis. This agreement was terminated in March 2008 and no additional revenue will be recorded from that agreement. We are aggressively pursuing a strategy to license VEL504 in the short-term.

General and administrative expenses: For the three months ended June 30, 2008, general and administrative expense was $464,000 compared to $602,000 for the three months ended June 30, 2007, representing a decrease of $138,000. This decrease is mainly attributable to the following: (1) $85,000 of lower compensation costs primarily associated with lower variable compensation accruals; (2) $62,000 in lower legal and accounting fees as we incurred additional costs in 2007 in becoming a publicly traded company; and (3) $35,000 in lower travel costs. These reductions in costs were partially offset by an increase of $25,000 in rental costs primarily for our new facility and $18,000 costs for market research on our products. We can expect our general and administrative costs to increase in the coming quarters as a result of being a public company and an increase spend associated with our Fidopharm subsidiary.

Research and development expenses: For the three months ended June 30, 2008, research and development expense was $1,233,000 compared to $995,000 for the three months ended June 30, 2007, representing an increase of $238,000. Research and development expense primarily consists of development costs and patent legal development of our pet health products. The increase in research and development costs is primarily attributable to the $500,000 license fee paid to in-license our parasiticide product in the second quarter of 2008. There was also an increase in spending on our VEL502 product as we conducted a non-pivotal confirmatory study in the second quarter of 2008. The cost increases were offset by lower spending on VEL504. In 2007, we were incurring costs to prepare for a pivotal trial on our VEL504 product. In 2008, we have received this product back from Novartis and are advancing its development while we aggressively pursue an out-licensing strategy. We intend to reduce costs in the short-term by reducing research and development expenses and headcount as we streamline operations and adjust our business model to developing Promist™-based products via partnerships with third-parties through sub-licensing and/or similar relationships. Thus, internal resources can be focused upon the Non-Promist™ pet health products where we believe there is a greater value proposition to the Company and its shareholders, while still pursuing licensing and royalty revenues from the Promist™ technology

Interest income: For the three months ended June 30, 2008, interest income was $18,000 as compared to $96,000 for the three months ended June 30, 2007. The decrease in interest income of $78,000 was a result of lower cash balances and interest rates in 2008 over the same period in 2007. Interest rates are lower and coupled with lower cash balances and we foresee lower interest income in coming quarters.

Net loss: For the three months ended June 30, 2008 our net loss was $1,679,000 compared to a net loss of $735,000 for the three months ended June 30, 2007. This increase in net loss of $944,000 is primarily related to lower revenue in 2008 as a result of the termination of the Novartis Agreement and higher research and development expenses.

Six Months Ended June 30, 2008 and 2007

Revenue: For the six months ended June 30, 2008, revenue was $290,000 compared to $815,000 for the six months ended June 30, 2007 representing a decrease of $525,000. This decrease in revenue is due to the termination of the License and Development Agreement with Novartis in March 2008. No additional revenue will be recorded from this agreement. We are aggressively pursuing a strategy to license VEL504.

General and administrative expenses: For the six months ended June 30, 2008, general and administrative expense was $1,210,000 compared to $998,000 for the six months ended June 30, 2007 representing an increase of $212,000. The increase is mainly attributable to the following (1) $117,000 in higher compensation costs primarily attributable to stock-based compensation for the issuance of options; (2) $52,000 in rental costs primarily for our new facility; and (3) $69,000 in marketing and market research costs on our products. These costs were partially offset by lower travel costs in the first six months of 2008 as compared to 2007.

Research and development expenses: For the six months ended June 30, 2008 research and development expense was $1,921,000 compared to $1,657,000 for the six months ended June 30, 2007 representing an increase of $264,000. Research and development expense primarily consists of development costs and patent legal development of our pet health products. The increase in research and development costs is primarily attributable to the $500,000 license fee paid to in-license our parasiticide product in the second quarter of 2008. There was also an increase in spending on our VEL502 product as we conducted a non-pivotal confirmatory study in the second quarter of 2008. The cost increases were offset by lower spending on VEL504. In 2007, we were incurring costs to prepare for a pivotal trial on our VEL504 product. In 2008, we have received this product back from Novartis and have been advancing its development while we aggressively pursue an out-licensing strategy. We intend to reduce costs in the short-term by reducing research and development expenses and headcount as we streamline operations and adjust our business model to developing Promist™-based products via partnerships with third-parties through sub-licensing and/or similar relationships. Thus, internal resources can be focused upon the Non-Promist™ pet health products where we believe there is a greater value proposition to the Company and its shareholders, while still pursuing licensing and royalty revenues from the Promist™ technology

Interest income: For the six months ended June 30, 2008, an interest income was $62,000 compared to interest income of $140,000 for the six months ended June 30, 2007. This decrease in interest income is a result of lower cash balances and lower interest rates in 2008 as compared to the same period in 2007. Interest rates are lower and coupled with lower cash balances and we foresee lower interest income in coming quarters.

Net loss: For the six months ended June 30, 2008 our net loss was $2,779,000 compared to a net loss of $1,699,000 for the six months ended June 30, 2006. This decreased net loss of $1,080,000 is related to the decrease in revenues and the above mentioned increases in operating expenses.

Liquidity and Capital Resources

From inception to June 30, 2008, we have incurred an aggregate net loss of $14,828,000 and negative cash flows from operating activities of $12,401,000, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations from inception through June 30, 2008 primarily through a 2004 equity financing totaling approximately $6.6 million in net proceeds and a February 2007 equity financing totaling approximately $9.1 million in net proceeds (see Recent Financings below) and cash received from our now terminated License and Development Agreement with Novartis. Total cash and cash equivalents as of June 30, 2008 were approximately $3.1 million. We believe that we have sufficient capital to fund our operations through the fourth quarter of 2008, but will need additional financing thereafter until we can achieve profitability and positive cash flows from operating activities, if ever.

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

In connection with the Offering, we agreed to register the common stock and the common stock issuable upon the exercise of the warrants with the SEC on the appropriate form. The Company was obligated to file this registration statement prior to or on April 27, 2007 or the Company would be subject to certain liquidated damages. This registration statement was filed with the SEC on April 27, 2007 and therefore no liquidated damages were incurred by the Company. The Company filed an amended Registration Statement on various dates the last of which was filed on October 18, 2007. The registration statement was declared effective on October 31, 2007.

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

We provided weighted average anti-dilution protection to those investors who invested in our 2004 offering relating to an aggregate of 2,031,634 shares of common stock (the “2004 Velcera Offering”). The anti-dilutions provisions were triggered when we sold common stock for a price per share (or issues securities convertible into common stock with a conversion rate) that is less than the $3.50 per share paid in the 2004 Velcera Offering, subject to exceptions for certain types of issuances (the “2004 Anti-Dilution Rights”). As a result of the 2004 Anti-Dilution Rights, we issued 711,005 shares of common stock to investors who invested in the 2004 Velcera Offering. The anti-dilution provisions have expired.

Future Financing Needs

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2008, all of our financing has been through private placements of common stock and cash received from our now terminated License and Development Agreement with Novartis. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our current resources, we believe that we have sufficient capital to fund our operations through the fourth quarter of 2008, but will need additional financing in order to maintain operations or achieve profitability, if ever.

We have incurred negative cash flow from operations since our inception. We have spent, and we expect to continue to spend, substantial amounts in connection with implementing our business strategy, including planned product development efforts, clinical trials, and research and discovery efforts. Given the current and desired pace of development of our two product candidates and the development of a potential parasiticide, over the next 12 months we estimate that that our research and development expenses will be approximately $3.1 million. We expect we will need approximately $4.3 million for general and administrative expenses during the next 12 months. These expenditures are estimates and any number of occurrences could negatively impact our expected cash flow.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of pre-clinical and clinical development activities;
•	the progress of the development efforts of parties with whom we may enter into research and development or licensing agreements;
•	the amount of sub-licensing revenue earned;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the cost involved in prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	legal challenges fr0m business partners or competitors; and
•	the cost and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be forced to cease operations. As a result, we may have to significantly limit our operations and our business, consolidated financial condition and results of operations would be materially harmed.

Operating Activities

Net cash used in operating activities was $2,623,000 for the six months ended June 30, 2008 as compared to $1,567,000 for the six months ended June 30, 2007. This $1,056,000 increase in cash used in operations is primarily a result of a $1,052,000 increase in the Company’s net loss.

Total assets decreased by $2,928,000 from $6,189,000 at December 31, 2007 to $3,261,000 at June 30, 2008 primarily as a result of a decrease in cash from year end used to fund our operations. Total liabilities decreased by $447,000 from $1,357,000 at December 31, 2007 to $910,000 at June 30, 2008 primarily as a result of a decrease in deferred revenue from cash received in connection with milestone payments received from Novartis which the Company was recognizing ratably of the term of the contract and a decrease in accounts payable and accrued expenses.

Plan of Operation

Our plan of operation for the period from July 1, 2008 through June 30, 2009 is to continue implementing our business strategy, including the development of our two product candidates, out-licensing initiatives and the development of a potential parasiticide. We expect our principal expenditures during the next 12 months to include:
•	operating expenses, including research and development, legal and general and administrative expenses; and
•	product development expenses.

We intend to use clinical research organizations and third parties to perform our formulation research, clinical studies and manufacturing. We have been focusing R&D resources on these first two products utilizing the PromistTM technology to maximize the net value of these products to potential license partners and shareholders in the near term and we are aggressively seeking strategic partners for the sub-licensing of PromistTM technology. We intend to reduce costs in the short-term by reducing research and development expenses and headcount as we streamline operations and adjust our business model to developing Promist™-based products via partnerships with third-parties through sub-licensing and/or similar relationships. Thus, internal resources can be focused upon the Non-Promist™ pet health products where we believe there is a greater value proposition to the Company and its shareholders, while still pursuing licensing and royalty revenues from the Promist™ technology.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. If we are not able to obtain financing when needed, we may be forced to cease operations. As a result, we may have to significantly limit our operations and our business, consolidated financial condition and results of operations would be affected.

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

Revenue Recognition

While the Company has not generated significant revenues and is considered to be in the development stage, the Company has entered into licenses and other arrangements. These arrangements are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. SEC Staff Accounting Bulletin No. 101, or SAB 101, superseded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. SAB 104 also requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. In addition, the Company will follow the provisions of Emerging Issues Task Force (“EITF”) issue EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of revenue recognition for arrangements the Company expects to have in future periods that will include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values, to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then the Company may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized ratably over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In arrangements where the deliverables cannot be separated, revenue related to up-front, time-based and performance-based payments will be recognized ratably over the entire contract performance period. For major licensing contracts, this will result in the deferral of significant revenue amounts where non-refundable cash payments have been received, but the revenue will not immediately be recognized due to the long-term nature of the respective agreements.

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

On an overall basis, the Company’s reported revenues could differ significantly from future billings and/or unbilled revenue based on terms in agreements with customers. Unbilled revenues consist of costs incurred, but not billed to the customer or partner as of the end of the period. There were no unbilled amounts at June 30, 2008 or December 31, 2007.

To the extent milestone payments are non-refundable, the Company recognizes these time-based and performance-based payments ratably over the contract period. In the event an agreement allows for the reimbursement of research and development costs, revenue is recognized in accordance with EITF 99-19 “Reporting Revenues Gross as a Principal versus Net as an Agent.” Under the guidance of EITF 99-19, reimbursements received for research and development costs are recorded as revenue in the statement of operations rather than as a reduction in expenses. In connection with a now terminated development agreement, for the three and six months ended June 30, 2007, the Company recorded $765,324 of revenue for the reimbursement of research and development costs. There were no such costs recognized for the three and six months ended June 30, 2008.

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

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options using the modified prospective transition method. SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), to eliminate the option to use the intrinsic value method and requires us to expense the fair value of all employee options over the vesting period. We selected the Black-Scholes method to determine the fair value of options granted to employees. Under the modified prospective transition method, we recognized compensation cost for the three months ended June 30, 2008 and 2007 which includes 1) current period compensation cost related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) current period compensation cost related to stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, we have not restated prior period results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial instruments include cash and cash equivalents,. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated License and Development Agreement, dated April 28, 2008*
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELCERA, INC.

Date: August 14, 2008	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Amended and Restated License and Development Agreement, dated April 28, 2008*
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.