Form 10-Q/A
period 2008-06-30
VELCERA, INC.
filed 2009-05-08
CIK 1344300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 12, 2008 there were 12,059,579 shares of the issuer’s common stock outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 and the period from September 24, 2007 (Inception) to June 30, 2008	4

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and Period from September 24, 2002 (Inception) to June 30, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 6	Exhibits	25

	Signatures	26

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

Stock Options:

During the six ended months June 30, 2008, the Company granted 309,344 stock options under its stock option plan to employees and directors with exercise prices ranging from $0.29 to $2.00 per share.  The options have a 10-year term and vest over a three-year period from the date of grant.

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

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2008 totaled $16,000 which represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2008.

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

Note 5 – License and Development Agreement

On April 28, 2008, Velcera entered into an exclusive License and Development Agreement (the “Agreement”) with Omnipharm Limited (the “Partner”). Pursuant to the Agreement, the Partner granted to Velcera a non-royalty-bearing exclusive right for the United States, to develop and commercialize a parasiticide product for pets. Velcera has paid an upfront license fee of $500,000 and potential reimbursement of certain development costs. The Agreement has a term of 10 years and includes customary representations and warranties.

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

We are exploring opportunities beyond the use of Promist™ delivery technology and have created a subsidiary to evaluate and develop these Non-Promist™ potential pet product candidates.  These include parasiticides for pets, currently the largest pharmaceutical segment in pet health representing nearly 20% of the animal health market.  At this stage we have identified several potential candidates for further investigation.  We have met with the regulatory agency responsible for approving these products which has provided insight into the potential regulatory pathways for two product candidates.  On April 28, 2008, we entered into an exclusive License and Development Agreement with Omnipharm Limited (the “Partner”).  Pursuant to this License and Development Agreement, the Partner granted us a non-royalty-bearing exclusive right for the United States, to develop and commercialize parasiticide products for pets.   We paid an upfront license fee of $500,000 and potential reimbursement of certain development costs.  This License and Development Agreement has a term of 10 years and includes customary representations and warranties.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. We will continue to fund operations from cash on hand and through various sources of capital, including equity and debt instruments. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  If we are not able to obtain financing when needed, we may be forced to cease operations. As a result, we may have to significantly limit our operations and our business, consolidated financial condition and results of operations would be materially affected.

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

PART II – OTHER INFORMATION

Item 6.  EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated License and Development Agreement with Omnipharm Limited, dated April 28, 2008*

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELCERA, INC.

Date: May 8, 2009	By:	/s/ Dennis F. Steadman
Dennis F. Steadman
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer

 Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Amended and Restated License and Development Agreement with Omnipharm Limited, dated April 28, 2008*

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.